Form 10-Q
period 2014-06-30
SmooFi, Inc.
filed 2014-07-31
CIK 1592603

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2014

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $.001 par value	10,128,600

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SmooFi, Inc.

Balance Sheet

June 30, 2014

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$101,528

OTHER ASSETS:
Intangible asset	74,495
TOTAL ASSETS	$176,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$85,481
Note payable and accrued interest payble	57,907
TOTAL LIABILITIES	143,388

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 10,128,600 shares issued and outstanding	10,129
Additional paid in capital	152,696
Subscription receivable	(1,000)
Accumulated deficit	(129,190)
TOTAL STOCKHOLDERS’ EQUITY	32,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,023

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Statement of Operations

For the Three Months Ended June 30, 2014 and the Period October 15, 2013 (inception) through June 30, 2014

(Unaudited)

	Three Months Ended June 30, 2014	October 15, 2013 (inception) through June 30, 2014
Revenue	$12,000	$12,000
Cost of sales	(9,500)	(9,500)
Gross Profit	2,500	2,500
Operating expense:
General and administrative expenses	(41,689)	(122,386)
Loss from operations	(39,189)	(119,886)
Interest expense	(2,969)	(9,304)
Loss before provision for income tax	(42,158)	(129,190)
Provision for income taxes	—	—

Net loss	$(42,158)	$(129,190)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average common shares outstanding – basic and diluted	10,020,510	9,618,281

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Statement of Cash Flows

For the Period October 15, 2013 (inception) through June 30, 2014

 (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(129,190)
Increased in accrued expenses	85,481
Accrued payable	7,907

Net Cash Used in Operating Activities	(35,802)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Intangibles	(1,995)
Net Cash Used in Investing Activities	(1,995)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	200,000
Repayment of note payable	(150,000)
Issuance of common stock for cash	89,325
Net Cash Provided by Financing Activities	139,325

CHANGE IN CASH	101,528
CASH AT BEGINNING OF PERIOD	—
CASH AT END OF PERIOD	$101,528

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$1,430
Income taxes	$—

Non-cash investing and financing activities:
Intangibles acquired	$72,500

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Notes to the Financial Statements

June 30, 2014

(Unaudited)

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

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the period ended December 31, 2013 included in our registration statement on Form S-1. The results of the three month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending September 30, 2014.

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

j. Revenue Recognition –

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

k. Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $41,860 and an accumulated deficit of $129,190 at June 30, 2014.

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

NOTE 4 – NOTES PAYABLE

As of June 30, 2014, the Company had a total of one notes payable issued and outstanding with a total principle of $50,000 and accrued interest of $7,907. The notes are due on December 31, 2014 and have an interest rate of 12%. The Company paid back $150,000 during the quarter ended June 30, 2014.

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

At June 30, 2014, there are 10,128,600 shares of common stock issued and outstanding.

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

Results of Operation

Three months ended June 30, 2014

Revenue

Revenues were $12,000 for the three months ended June 30, 2014 related to the outsource placement.

Cost of Sales

Cost of Sales were $9,500 for the three months ended June 30, 2014 which were related to the cost associated with providing the outsource placement services.

Development, General and Administrative Expenses

Development, general and administrative expenses were $41,689 for the three months ended June 30, 2014.  The expenses consisted primarily of $15,000 for website, $12,500 from dues and subscription, and software development and $8,400 for professional fees.

Interest Expense and Other

Interest expense was $2,975 for the three months ended June 30, 2014 which related to interest accrued on borrowings.

October 15, 2013 (date of inception) to June 30, 2014

Revenue

Revenues were $12,000 for October 15, 2013 (date of inception) to June 30, 2014 related to the outsource placement.

Cost of Sales

Cost of Sales were $9,500 for October 15, 2013 (date of inception) to June 30, 2014 which were related to the cost associated with providing the outsource placement services..

Development, General and Administrative Expenses

Development, general and administrative expenses were $122,386 from October 15, 2014 (date of inception) to June 30, 2014.  The expenses consisted primarily of $40,017 for website, $18,500 from dues and subscription and software development $57,219 for professional fees.

Interest Expense and Other

Interest expense was $9,337 for October 15, 2013 (date of inception) to June 30, 2014 which related to interest accrued on borrowings.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for October 15, 2013 (date of inception) to June 30, 2014:

October 15, 2013 (inception) to June 30,
2014
Operating Activities	$(35,802)
Investing Activities	(1,995)
Financing Activities	139,325
Net Effect on Cash	$101,528

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

As of June 30, 2014, we owed $85,481 in connection with organizational costs, professional services related to this offering, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our as “needed basis” software development firm as further described below. There are no other significant liabilities at June 30, 2014.

As of June 30, 2014, the Company had one note payable issued and outstanding with a total principle of $50,000 and accrued interest of $7,907. The notes are due on December 31, 2014 and have an interest rate of 12%. The proceeds are being used for basic working capital purposes and costs associated with this offering.

Going Concern

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless, our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report dated January 7, 2014 for the period from October 15, 2013 (inception) to December 31, 2013, and our unaudited financial statements for the quarter ended June 30, 2014 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SmooFi is an early stage company and has virtually no financial resources. We had a cash balance of $101,528 as of June 30, 2014. We have working capital deficit of $41,860 and a stockholders’ equity of $32,635 at June 30, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended December 31, 2013 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We may seek additional financing beyond the amounts that may be received from this offering. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Until we have completed our offering most if not all of our efforts will be spent in our registration and development of our web portal. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

We were formed in October 2013. All of our efforts to date have related to developing our business plan and beginning business activities. Through June 30, 2014, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and services and the successful implementation of its planned growth strategy.

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

We will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (200,000,000) shares but unissued (189,871,400) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

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

All of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

SMOOFI, INC.

Date: July 31, 2014

/ s/ Sean Clarke

Sean Clarke

Title: Chief Executive Officer, President and Chief Financial Officer