Form 10-K
period 2014-09-30
SmooFi, Inc.
filed 2014-12-08
CIK 1592603

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended September 30, 2014
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SMOOFI, INC.

 (Exact name of registrant as specified in its charter)

Commission file number: 333-193220

Nevada	46-3876675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

204 S. La Esparanza, Suite B San Clemente, CA	92672
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(949) 973-0684

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes [ ]    No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [x]  No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]     No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]      No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [ ]      No   [x]

As of March 31, 2014 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $297,325.

As of December 8, 2014, there were 10,128,600 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Registration Statement carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

  PART I

ITEM 1 BUSINESS

Overview

SmooFi, Inc. ("SmooFi,” the “Company,” "we," or "us.”) was incorporated under the laws of the State of Nevada on October 15, 2013, at which time it acquired a business plan and website from Mr. Derek Cahill. As of February 24, 2014, we had one employee, our president and chief executive officer Mr. Clarke. During the period October 15, 2013 (date of inception) through September 30, 2014, Mr. Clarke devoted between five (5) hours per week to over thirty (30) hours per week as necessary for the business. For calendar year 2014, Mr. Clarke has committed to devote at least twenty (20) hours a week to us but may increase that number as necessary to further develop the business. As of this date and through calendar year 2015, Mr. Clarke will continue to provide these services at no cost to the Company. In addition to his relationship with the Company, Mr. Clarke provides his services to an unrelated business upon which he is compensated by as an employee.

The Company issued 500,000 shares of its common stock to Mr. Clarke as founder’s shares. Following our formation, we issued an additional 7,250,000 shares of our common stock to Mr. Cahill, in exchange for a business plan along with a website. The cost incurred by Mr. Cahill for the business plan and professional services in preparing it was approximately $72,500 which is the value placed upon the shares issued to pay Mr. Cahill.

The Company

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

SmooFi plans to focus on an online market and community connecting local resources with local need. The goal is to provide a market value for basic services by aggregating these low cost services within each local market. This will maximize value for both the person or company requesting the service and for the person or company providing the service. For example, even a “stay at home mom” or “retired baby boomer” could earn an extra $5 to $100 a day by simply dropping off meals for seniors, walking a pet or home based technical support. A service provider, such as a gardener or pet caretaker can now see the exact people requesting service within a specific ZIP Code or address and what day and time they want the service. This allows the gardener or pet caretaker to optimize their work schedule and earn more income by mowing more lawns or walking more pets in the same day which allows the service requestor to receive the service on the exact day and time they want.

SmooFi is targeted for busy individuals, families and for people who need tasks completed at odd hours of the day. SmooFi also works great for any type of service from technical services (HDTV to computers), auto services (dings & windshields), home services (meals to pets to babysitting), real-estate services (notaries to gardening), transportation services (packages to people), personal services (exercise to haircuts), and much more. SmooFi also works great for non-profit organizations, institutions, city services and corporate services such as city parades, corporate events, non-profit activities (beach cleanup, meals on wheels, etc.) and others.

SmooFi works by simply listing your service on Smoofi.com by location, date, time, price, service type, service ranking and provider history. The first person who can provide that service on that date, at that time and meets the service ranking and history requirements will get the project. No bidding, no waiting a week for an auction to close, no shifting through 10 people to try to determine the best person. SmooFi creates an online service community where members track service provider history, including rankings, reliability, on time, etc. and creates an automated service request around this ranking and history.

SmooFi also provides an online webspace (Web 2.0 features) for each user. This allows the Service Requestor to track and manage all their services in one place, on one website. For example, keep grocery lists, medication lists, kid and family schedules, pick up places, and more all on your own SmooFi site. You determine who can see what information or log into your account. SmooFi keeps a complete audit trail of current and future service requests, costs and allows you to make payment to service providers via credit card or directly from your bank account. Service providers can now receive credit card payment for services they use to have to get cash for. Plus these funds will be automatically transferred into their bank account.

SmooFi also allows you to receive mobile alerts when your service provider (such as a pet walker) arrives at your house and when they leave your house. SmooFi will also keep an audit trail of all your services, such as every time a meal is dropped off at your Grandpa’s house or Grandpa’s diabetes medication is delivered or when you pet is picked up and dropped off at the house.

SmooFi is a great tool for both service requestors and service providers. Service providers benefit by having online access to view service requests in their community by location, date, time and service request type. This allows service providers to group or aggregate their services and maximize their revenue opportunities. SmooFi also provides each service provider their own website to track and manage service requests and bids. SmooFi will also notify each service provider by email or mobile alert of new service requests within their saved search request and via mobile text messaging let the Service Requestor know when they arrived and when they completed a service. SmooFi will also allow service providers to accept credit card payments both via Smoofi and via their own website, eliminating the problem of tracking down payment for services at a later time.

SmooFi solves a number of market problems:

1) Matching local resources with local need.

2) Ability to aggregate small services and small transaction fees for basic services.

3) Provides funds and job opportunities for people with mixed schedules.

4) Provides online community to rank and compare service providers.

5) Provides Service Requestors online space for to track and manage service requests, receive mobile alerts of completed services, list services by data & time, and more.

6) Provides Service Providers online space to track service requests and accept credit card payments.

Aging Demographics – Market Pressure on Service Industry

SmooFi also recognizes that as the baby boomer population grows older there will be increased pressure on local communities and family members to provide basic services at all hours of the day.. This can have a tremendous impact on personal goals, family life, community funds, environmental impacts (multiple/un-needed trips) or even employee productivity.

SmooFi GeoCalendar

SmooFi technology is based both on geographic location services (GIS) and mobile technology. A service request or service provider has the ability to list, search, track and manage services by geographic location, day & time and service type. SmooFi calls this technology GeoCalendar.

SmooFi will have all the basic online community features for the family or individual who needs help including a dedicated website for each family or individual to list and track their schedules, medication, transportation requirements, service requests, etc. By listing this information, a demand is created in the market place for these services. Helpers can quickly match their availability via innovative Geographic Information Calendar or (GeoCalender). The site will also connect users via mobile phone, sending text message reminders, alerts, arrival and departure times, grocery lists, etc. (via text message back to the system) and integrated services to rank and track service requests and service providers.

SmooFi will also have all the basic online community features for the service provider, including a detailed online profile (gender, availability, rate, ZIP Code), pictures, videos, and more. But the service provider will also have access to online website to view, track and manage the family or individual they are helping. For example, they could view the family or individual website to see class schedules, grocery list, pet pictures, etc. The service provider could also text back to the website and alert others (such as family members) on arrival time, departure time, confirm medication has been taken, etc. The text will also become part of the individual or family member website creating an online audit trail of the persons care or service, even though the service maybe provided by 1 or even one hundred different service providers throughout the years.

Later versions of SmooFi also create a push model for Non-Profit Organizations, City Organizations or Athletic Organizations to push requests out to the community for support. SmooFi GeoCalendar will differentiate between paying activities and non-profit activities. But in some cases non-profit or even city events may pay minimum wage for basic services (security, crowd control, parade clean-up, etc.). City organizations and non-profits currently find it hard to find basic resources to help within the community and often end up paying for these services. This later version of SmooFi will also allow people to participate in non-profit events and get the word out about special events in the local community. Services that can be Aggregated and Pushed by Location, Organization, Community, Service Type, or Date & Time.

·	Meal Delivery (seniors / special needs)

·	At Home Care

·	Baby Sitting

·	Non-Profit

·	Organizations

·	City Events (parades, conferences, etc.)

·	Clean-Up / Waste

·	Management

·	Gardening

·	Corporate Events Youth Groups

·	Pickup / Drop-off Services (library books, videos, etc.)

·	Athletic Organizations / Events

·	Medications Grocery List

·	Pet Services (dog walking, pet cleaning)

·	Real Estate Services (loan documents, notary, house management)

·	House Sitting

·	Transportation Services Copy & Printing Services

·	Laundry Services (dry cleaning, uniforms)

·	Personal Organizers

·	Court Services (notary, legal documents)

·	Ticket and Event Services (ticket pickup/drop-off, parking, etc)

·	Exercise, Diet, Nutrition

·	Events / Activities

·	Technology Services (HDTV Support / Repair, computer repair)

·	Shipping Services (cars, boxes, people)

·	Home Repairs / Home Hair Cuts

·	Auto Repairs (dings, windshields, etc.)

·	Lessons (Piano, 2nd language, tutoring, etc.)

SmooFi Revenue Model – Online & Mobile Advertising

SmooFi maximizes the utilization of the web portal to push local advertisements both on the website and on mobile text messages and email alerts. These advertisements will be geared both to the service provider and the service requester and towards the service that is being provided and the ZIP Code they live in.

For example, a service request for someone to wash my dog will result in an online service request on SmooFi. When the service requestor submits the request, they may see an advertisement for dog food. When the service provider logs in and views the requested service, they may see an advertisement for dog shampoo or local pet store.

Also, the service requestor will receive a mobile alert when the service provider shows up at the house to walk the dog and when they leave. This mobile alert will have a mobile text advertisement such as information on a local pet store. When I approve payment online, the service provider will receive a mobile alert that the payment is made, the service provider advertisement maybe a local supply shop or additional pet walking requests from the website.

SmooFi technology combines online market, community and geographic information services with mobile text messaging, advertising and mobile geographic information services. Even local coupons or coupon codes can also be sent to mobile phones and integrated with each service request. Advertisers can also narrow down their advertisement by ZIP Code, service type, or day and time.

SmooFi target market is to tap into urban communities where many people have mixed schedules and/or want to earn extra income for weekend or general expenses. For example, many people are involved in multi-tiered marketing programs such as Juice Plus, Pampered Chef, Avon and others. Many people just want extra income to offset personal expenses. In other cases baby boomers are working at Macy’s, Crate & Barrel, as kindergarten teachers, pet walkers and many other jobs. There’s an underlying market and demand for these services. In many cases, people are necessarily happy with products such as Juice Plus or Pampered Chef, but it’s a means to an end. With SmooFi, people could find paid services they enjoy such as basic gardening, meal delivery, pet care, home computer / HDTV repair services and more. Whatever their interest, there’s a way to make additional revenue.

SmooFi “Get & Share” – Viral Marketing

An existing open source technology is “Get & Share”, an easy way to right click on any SmooFi service request and paste it on your MySpace, YouTube, FaceBook, iGoogle or other web community site. This technology allows SmooFi to let users grab SmooFi service requests and paste them on their most popular site. In doing so, if a Service Provider clicks on the link and accepts the Service Request from the SmooFi site, a credit will be provided back to this user. This will create a Viral Marketing program for SmooFi and extend their MySpace and FaceBook accounts allowing them to book and manage basic services both for income OR for personal or family use.

SmooFi Payment Engine

Similar to Google Checkout or PayPal, Smoofi payment engine will allow service providers to accept credit card transactions, either on the Smoofi website, on their own website or via email. Initially Smoofi may utilize Google’s Checkout API or PayPal’s API to handle financial transactions brining security and name brand to Smoofi’s services. Over time there is a great opportunity to create a customized payment transaction engine dedicated to the service industry.

Smoofi Revenue Model

Smoofi has the following revenue models, each will morph into a different revenue model as the site gains traction.

1) Transaction Fees – SmooFi will receive $1 for each transaction from the service requestor upon listing of the available job.. Users can pay fees via credit card once the transaction fee.

a. Viral Marketing – A $.25 credit will be provided back to those users who place SmooFi “Get & Share” ads on their Facebook pages and/or other community websites when a Service Provider clicks their link and accepts the service terms.

2) Keyword Advertising – using Google Adwords or Yahoo Marketing, Smoofi can provide online advertisements and mobile text message advertisements.

a. SmooFi Advertising Engine – Over time Smoofi will develop its own advertising engine where advertisers can bid on key terms at the ZIP Code level and determine if they want online or mobile text messages or both.

b. The advantage of SmooFi advertising engine is I know the exact address and interest of the service requestor. I can provide targeted ads, such as an advertisement for PetCo to all people requesting dog walks.

3) Credit Card Transactions – using Google Checkout and/or PayPal, Smoofi will be able to generate revenue via credit card transactions.

a. Credit Card Transaction Engine – developing a custom transaction engine with a major bank or partnering with Google Checkout, Smoofi intends to have their own proprietary credit card transaction engine for service providers.

4) Mobile Text Messaging Services – using mobile text messaging (or emails) to notify the user of arrival and departure times of service providers will allow for targeted advertising by service type and ZIP Code.

5) Membership Fees – there will be no membership fees in the first version of Smoofi, but over time service providers may be charged an annual membership fee ($25 to $100) to join Smoofi. The benefits are more business, online and mobile alerts, online and mobile directions, online payment gateway to accept credit card transactions.

Plan of Operations

SmooFi will leverage two major marketing, branding and PR programs. First, SmooFi will focus on key markets such as California to launch the product. Secondly SmooFi will expand to other markets as the product is proven and tested. SmooFi will use both AM Radio advertising to target people in traffic during peak times who have limited time and need basic services completed at specific dates and time and are willing to pay a $1.00 for this service. SmooFi will also leverage Web 2.0 services to create viral marketing program throughout the web integrating SmooFi services with other major community websites such as MySpace and FaceBook.

Target Market

Activities transcend markets: in-home visits, transportation, meals, store runs, (baby) sitting, tutoring, pet care, tutoring, chaperon, and more. Target market applies to individuals or families with someone that is:

• Senior or Elderly

• Special Needs – autistic kids (autism on the rise), mental / brain injuries (brain injuries on the rise),

• School Kids (K-12)

• Pets

• Babies (0 to 5)

• Etc.

PR PR PR is the way to get the word out!

Helper Target Market

The consumer target market needs to match the helpers:

• Job seekers

• Care givers

• Pet sitters

• Baby sitters

• Stay at home moms

• Part time employees

• Non-profit organizations

MySpace, YouTube, Monster, HotJobs, Career Builder, etc. advertise for thousands of part time jobs!

Competitive Conditions

There are many similar online and offline technologies similar to SMOOFI such as Craig’s List, Kudzu, eBay Auctions, Penny Saver, and others. But there are no online websites that focus only on the service industry as an eCommerce / classifieds / auction marketplace. Craig’s List does not have an eCommerce or credit card system and there is no member feedback or rating system.

SmooFi targets the underlining service industry, setting up a system for online services by ZIP Code that service providers can quickly qualify and identify leads by price, location and service type. Service requestors can quickly list services and find qualified candidates based on feedback rating, length of membership, and pay via credit card. Smoofi is safe, secure, easy to use, and self-regulating community based on an eBay type rating system.

Market Demand

Demographics - A Growing Problem for the Service Industry The historical trend of the older population growing at a faster pace than the total population will continue well into the 21st Century.

Intellectual Property

We have no patents or trademarks.

Government Regulation and Industry Standards

There are an increasing number of laws and regulations in the United States and abroad pertaining to communications and commerce on the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, user privacy, taxation and the quality of products and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, gaming, employment and personal privacy is uncertain and developing. Any such legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet in general, prevent us from delivering our content in different parts of the world and increase our costs of selling products or otherwise operating our business.

Furthermore, legislation regulating online content could limit the growth in use of the Internet generally and decrease the overwhelming acceptance of the Internet as an advertising and e-commerce medium.

Websites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. We and many other Internet companies will use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive.

Some privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. In addition, the European Union and many countries within the EU have adopted privacy directives or laws that strictly regulate the collection and use of information regarding Internet users that is identifiable to particular individuals. Privacy legislation has been proposed in the US as well, and the US Federal Trade Commission has taken action against website operators that do not comply with state privacy policies. These and other governmental efforts may limit our ability to target advertising or collect and use information regarding the use of our websites. Fears relating to a lack of privacy could also result in a reduction in the number of our users and subscribers which could harm our business and financial results.

Employees

As of December 8, 2014, we had one employee which serves as our president, and chief executive officer, Mr. Clarke. During calendar year ending December 31, 2015 (dependent on financing and available working capital), Mr. Clarke will devote at least twenty (20) hours a week to us and may increase the number of hours as necessary. Mr. Clarke is allowed to devote this time to our Company as he is not limited or restricted from being involved with us by his current employer.  Mr. Clarke is under no contractual agreement with the Company. However, our president, and chief executive officer’s current plan is to provide all administrative and planning work as well as perform the basic coding for software and initial marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

Mr. Clarke has been initially compensated through the form of common stock or equity in the Company, and will continue to forego cash payments for his services until the Company is profitable. Beyond Mr. Clarke’s services, we have currently been working with an independent software development firm, which has been utilized on an “as needed” basis, and we may in the future use other independent contractors and consultants to assist in many aspects of our business on an “as needed” or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

There is no written employment contract or agreement in place with our president, and chief executive officer.

Property

Our office and mailing address is 204 S La Esparanza, Suite B, San Clemente, CA 92672. The space is provided to us by Mr. Clarke. Mr. Clarke incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

(c) Reports to security holders.

(1) To the extent required by federal and state law, the Company will deliver an annual report to security holders.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1.A	RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Related to the Business

1.	SmooFi has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

SmooFi is an early stage company and has virtually no financial resources. We had a cash balance of $74,787, as of September 30, 2014. We have working capital deficit of $67,397 and a stockholders’ equity of $7,098 at September 30, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended September 30, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consist of friends and family debt and equity investments from unaffiliated third parties, are sufficient to keep our business operations functioning for the next twelve months. We do not have a formal agreement with our president and chief executive officer to fund the Company’s working capital needs; however our president and chief executive officer’s current plan is to do almost of the work on his own without cash compensation while he seeks other sources of funding. The Company has started the development of an initial design and framework of its proposed portal platform through Mr. Clarke’s efforts, as well as through the efforts of a software development firm which the Company has been working with on an as “needed basis.”  We currently spend between $5,000 and $10,000 per month in operational expenses. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our president and chief executive officer or others who know our president and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our president and chief executive officer or others to continue our operations beyond a month-to-month basis.

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

We were formed in October 2013. All of our efforts to date have related to developing our business plan and beginning business activities. Through September 30, 2014, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and services and the successful implementation of its planned growth strategy.

The Company has acquired and commenced internally developing our website products. We may not be able to acquire or internally develop additional products in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire additional products, we may need to secure the necessary financing. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined may be in excess of $100,000. We will need additional funds to market the product. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

9. Following the effective date of our Registration Statement, of which this prospectus is a part, we will be subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement of which this prospectus is a part, we will be required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (200,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

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

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTC Markets), means that shares of a company will nofferot be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTC Markets. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTC Markets, it is a necessity to process trades on the OTC Markets if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Mr. Cahill, and our president, and chief executive officer, Mr. Clarke beneficially own an aggregate of 76.5% of our outstanding common stock assuming the sale of all shares being registered. Because of their beneficial stock ownership, our founder and president, and chief executive officer will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder and president, and chief executive officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president and chief executive officer. This level of control may also have an adverse impact on the market value of our shares because our president and chief executive officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

27. We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companie,; our financial statements may not be comparable to companies that comply with public company effective dates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

The Company utilizes rented offices at 204 S La Esparanza, Suite B, San Clemente, CA 92672.

ITEM 3. LEGAL PROCEEDINGS

We have no outstanding, material legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCAHSES OF EQUITY SECURITIES

(a) Market Information.

The Company’s common stock is currently quoted on the OTC Markets and OTC Bulletin Board under the symbol “SMFI”.   The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

Quarter Ended	High	Low

December 31, 2012	N/A	N/A
March 31, 2013	N/A	N/A
June 30, 2013	N/A	N/A
September 30, 2013	N/A	N/A
December 31, 2013	N/A	N/A
March 31, 2014	N/A	N/A
June 30, 2014	N/A	N/A
September 30, 2014	$2.25	$1.35

The closing price of our common stock as reported on the OTC Markets on December 8, 2014, was $1.50.

Description of Securities

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 205,000,000 shares of capital stock, of which 200,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 5,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of December 8, 2014, 10,128,600 shares of Common Stock were issued and outstanding.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. No shares of preferred stock have been designated, issued or were outstanding as of December 8, 2014. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 5,000,000 shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

Among other rights, our board of directors may determine, without further vote or action by our stockholders:

-	the number of shares and the designation of the series;

-	whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

-	whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

-	whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

-	whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

-	the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

We presently do not have plans to issue any shares of preferred stock. However, preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Common Stock

Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. There are 10,128,600 shares of our common stock issued and outstanding at December 8, 2014. The holders of our common stock:

-	have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

-	are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

-	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

-	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders

See also Plan of Distribution regarding negative implications of being classified as a “Penny Stock.”

Authorized but Un-issued Capital Stock

Nevada law does not require stockholder approval for any issuance of authorized shares. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

One of the effects of the existence of un-issued and unreserved common stock (and/or preferred stock) may be to enable our board of directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our board by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive the stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws.

In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

If, after a business combination, we do not meet the qualifications for listing on the Nasdaq SmallCap Market. On April 7, 2000, the Securities and Exchange Commission issued a clarification with regard to the reporting status under the Securities Exchange Act of 1934 of a non-reporting company after it acquired a reporting “blank check” company. This letter clarified the Commission’s position that such Company would not be a successor issuer to the reporting obligation of the “blank check” company by virtue of Exchange Act Rule 12g-3(a).

We intend that any merger we undertake would not be deemed a “back door” registration since we would remain the reporting company and the Company that we merge with would not become a successor issuer to our reporting obligations by virtue of Commission Rule 12g-3(a).

(b) Holders

As of December 8, 2014, there were approximately 38 holders of record of our common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans .

None.

(e) Recent Sale of Unregistered Securities

In October 2013, the Company issued 7,250,000 shares of our common stock to Derek Cahill as consideration for the purchase of a business plan along with a website. The acquisition of the business plan and website was valued at $72,500.

In October 2013, the Company completed a private placement where it issued 1,800,000 shares of its common stock to accredited investors for $18,000.

In April 2014, we completed a public offering whereby we sold 578,600 shares of our common stock at $0.125 per share for total gross proceeds of $72,325.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed restrictive legends on all certificates issued;

•	No sales were made by general solicitation or advertising;

•	Sales were made only to accredited investors

In connection with the above transactions, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2014 and 2013. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Results of Operations

October 15, 2013 (date of inception) to September 30, 2014

Revenue

Revenues were $12,000 for October 15, 2013 (date of inception) to September 30, 2014 related to the outsource placement.

Cost of Sales

Cost of Sales were $9,500 for October 15, 2013 (date of inception) to September 30, 2014 which were related to the cost associated with providing the outsource placement services.

Development, General and Administrative Expenses

Development, general and administrative expenses were $147,413 from October 15, 2014 (date of inception) to September 30, 2014.  The expenses consisted primarily of $55,017 for website, $18,500 from dues and subscription and software development $62,318 for professional fees.

Interest Expense and Other

Interest expense was $10,814 for October 15, 2013 (date of inception) to September 30, 2014 which related to interest accrued on borrowings.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for October 15, 2013 (date of inception) to September 30, 2014:

October 15, 2013 (inception) to September 30,
2014
Operating Activities	$(63,543)
Investing Activities	(1,995)
Financing Activities	140,325
Net Effect on Cash	$74,787

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

We are a public company and have incurred and will continue to incur additional significant expenses for legal, accounting and related services. We are subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

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

As of September 30, 2014, we owed $87,531 in connection with organizational costs, professional services related to this offering, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our as “needed basis” software development firm as further described below. There are no other significant liabilities at September 30, 2014.

As of September 30, 2014, the Company had one note payable issued and outstanding with a total principle of $50,000 and accrued interest of $4,652. The notes are due on December 31, 2014 and have an interest rate of 12%. The proceeds are being used for basic working capital purposes and costs associated with this offering.

Going Concern

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless, our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report dated December 8, 2014 for the period from October 15, 2013 (inception) to September 30, 2014.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 1 - "Summary of Accounting Policies" to the Financial Statements contained in this Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SmooFi, Inc.

September 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SmooFi, Inc.

We have audited the accompanying balance sheet of SmooFi, Inc. (“Company”) as of September 30, 2014 and the related statement of operations, changes in stockholders’ equity and cash flows for the period from October 15, 2013 (inception) to September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmooFi, Inc. as of September 30, 2014, and the result of its operations and its cash flows for the period from October 15, 2013 (inception) to September 30, 2014 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had minimal revenues and earnings since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes achieving profitable operations and raising additional funds through financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

December 8, 2014

Walnut, CA. 91789

SmooFi, Inc.

Balance Sheet

September 30, 2014

ASSETS

CURRENT ASSETS:
Cash	$74,787

OTHER ASSETS:
Intangible asset	74,495
TOTAL ASSETS	$149,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$87,531
Note payable and accrued interest payable	54,653
TOTAL LIABILITIES	142,184

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 10,128,600 shares issued and outstanding	10,129
Additional paid in capital	152,696
Accumulated deficit	(155,727)
TOTAL STOCKHOLDERS’ EQUITY	7,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$149,282

The accompanying notes are an integral part of these financial statements.

SmooFi, Inc.

Statement of Operations

For the Period October 15, 2013 (inception) through September 30, 2014

October 15, 2013 (inception) through September 30, 2014
Revenue	$12,000
Cost of sales	(9,500)
Gross Profit	2,500
Operating expense:
General and administrative expenses	(147,413)
Loss from operations	(144,913)
Interest expense	(10,814)
Loss before provision for income tax	(155,727)
Provision for income taxes	—

Net loss	$(155,727)
Basic and diluted loss per share	$(0.02)
Weighted average common shares outstanding – basic and diluted	9,752,422

The accompanying notes are an integral part of these financial statements.

SmooFi, Inc.

Statement of Changes in Stockholders’ Equity

For the Period October 15, 2013 (inception) through September 30, 2014

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Total
Balance - October 15, 2013 (date of inception)	-	$-	$-	$-	$-
Shares issued for business plan and website on October 15, 2013	7,250,000	7,250	65,250	-	72,500
Shares issued for founder’s shares	500,000	500	(500)	-	-
Shares issued in private placement completed on October 29, 2013	1,800,000	1,800	16,200	-	18,000
Shares issued for cash on April 16, 2014	578,600	579	71,746		72,325
Net loss	-	-	-	(155,727)	(155,727)
Balance - September 30, 2014	10,128,600	$10,129	$152,696	$(155,727)	$7,098

SmooFi, Inc.

Statement of Cash Flows

For the Period October 15, 2013 (inception) through September 30, 2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(155,727)
Change in operating assets and liabilities:
Increased in accrued expenses	87,531
Increased in interest payable	4,653

Net Cash Used in Operating Activities	(63,543)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Intangibles	(1,995)
Net Cash Used in Investing Activities	(1,995)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	200,000
Repayment of note payable	(100,000)
Repayment of note payable - related party	(50,000)
Issuance of common stock for cash	90,325
Net Cash Provided by Financing Activities	140,325

CHANGE IN CASH	74,787
CASH AT BEGINNING OF PERIOD	—
CASH AT END OF PERIOD	$74,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$6,197
Income taxes	$—

Non-cash investing and financing activities:
Intangibles acquired	$72,500

The accompanying notes are an integral part of these financial statements.

SmooFi, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.   All references to Generally Accepted Accounting Principles (“GAAP”) are in accordance with The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles.

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

Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment. The Company has not started amortizing the intangible asset until the official launch of its website.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 since the quarter ended May 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $67,397 and an accumulated deficit of $155,727 at September 30, 2014.

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

NOTE 4 – NOTES PAYABLE

As of September 30, 2014, the Company had a total of one notes payable issued and outstanding with a total principle of $50,000 and accrued interest of $4,653. The notes are due on December 31, 2014 and have an interest rate of 12%.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company issued 500,000 shares of its common stock to its president and chief executive officer as founder shares. The Company issued 7,250,000 shares of our common stock to Derek Cahill, our majority shareholder, as consideration for the purchase of a business plan along with a website. The acquisition of the business plan and website was valued at $72,500.

On October 29, 2013, the Company completed a private placement where it issued 1,800,000 shares of its common stock to accredited investors for $18,000.

On April 16, 2014, we completed a public offering whereby we sold 578,600 shares of our common stock at $0.125 per share for total gross proceeds of $72,325.

At September 30, 2014, there are 10,128,600 shares of common stock issued and outstanding.

NOTE 6 – COMMITMENTS

The Company is obligated to certain professionals for $5,000 per month for a year related to the building of its website and mobile applications on a month to month basis. The Company in its capacity is solely obligated for these fees.

NOTE 7 – INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of $155,727 that may be available to reduce future years’ taxable income through 2033.

-63-

As of September 30, 2014

Deferred tax assets:
Net operating tax carryforwards	$60,734
Other	—
Gross deferred tax assets	60,734
Valuation allowance	(60,734)

Net deferred tax assets	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance due to the management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of September 30, 2014 will not be realized.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 5.0% for 2014 is as follows:

2014
Income tax benefit at federal statutory rate	-34.00%
State income tax benefit, net of effect on federal taxes	-5.00%
Increase in valuation allowance	39.00%
Income tax expense	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 The following table contains information as of September 30, 2014 as to each Director of the Company:

Name	Age	Title
Sean Clarke	37	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting officer

Sean Clarke – Mr. Sean Clarke has served as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of SmooFi since inception on October 11, 2013. He oversees operations, accounting and financial aspects of the company to accomplish strategic, marketing and visionary actions. Mr. Clarke has also been the sole officer of EPunk, Inc. (Ticker: PUNK) from June 2013 through present. He provides financial and management services for small to medium-sized companies. He provides CEO services to these companies, which includes operational advice, accounting, supply chain management, preparation of security filings, and advice regarding compliance, and corporate governance.

At EPunk, Inc., he worked to oversee accounting and audit functions resulting in a successful cost containment strategy. Through a strategic alliance and trilateral agreement he helped accomplish the resolution of a half million dollars in rapidly accruing corporate debt. He oversaw the transition of technology from the prior officers, and worked closely with board members and shareholders to clean up the books and restructure the company. He streamlined operations, worked with auditors/attorney’s to keep up on the SEC filings and bring the company into good standing with creditors, vendors and customers.

In January 2008, Mr. Clarke graduated with a Master of Business Administration from the University San Diego where he earned a 3.65 GPA, and was a member of Net Impact an organization for corporate to community relations. He was one of the first in his cohort to graduate with a master spanning three full-time semesters. Mr. Clarke holds a Bachelor of Science in Business Administration with an emphasis in Finance from Chapman University May 2002. Mr. Clarke was a Provost’s scholarship winner from 2000 through 2002.

From 2010 through June 2013, Mr. Clarke worked privately as an accountant for Global Properties Corp. He refined existing accounting systems, instituted internal controls and worked in direct support of the Director, board members and primary shareholders. He conducted accounting, bookkeeping, tax and AR/AP services as well as various marketing and IT functions. In 2010, he served as a Controller/Comptroller for hire at a South Orange County accounting firm (Omega Accounting Solutions). He administered financial reporting, budgeting and payroll services for small businesses. He implemented and revised accounting systems, and accounting software solutions across functional departments. During which time, he orchestrated two cost containment strategies resulting in the turnaround of two key clients. He also established AIA government compliant billing and payroll processes.

In 2009, as a contractor, Mr. Clarke functioned as the sole On-Site IT Administration and Payable Accountant for a $275M organization that conducting nondestructive testing for major utilities (Anatec-LMT). He coordinated with the Network Administrator to manage a $1.5M network of servers and operational technology.

Mr. Clarke started his career in sales at Yellow Book USA 2000-2006, (Ticker: YELL.L) in West Covina, CA. As an Assistant Sales Manager, he oversaw a twenty-person sales team responsible for $15M in annual sales. He facilitated management and recruitment, training, forecasting, and internal reporting responsibilities. He administered a budget, and coordinated with major vendors to contain costs, implement new technology, and ensure product quality. He served in the retention of key accounts, and represented the division at local and superior court levels.

Mr. Clarke’s IT skills include, but are not limited to virtual private networking, enterprise resource management software like Agresso. Hardware and software configuration and implementation, as well as specific applications like Adobe, QuickBooks and the MS Office suite.

Family Relationships.

None.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or
•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this prospectus, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of September 30, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for the period from October 15, 2013 (inception) to September 30, 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
[1] Sean Clarke CEO, CFO and Director	2014	-	-	-	-	-	-	-	-

1Mr. Clarke received 500,000 shares of common stock of the Company as founder shares. The Company does not intend on issuing any additional shares to Mr. Clarke for organizational services or for his activities as an officer or director for the foreseeable future.

Narrative disclosure to Summary Compensation

There is no formal employment arrangement with Mr. Clarke at this time. Mr. Clarke’s compensation has not been fixed or based on any percentage calculations. He will make all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation which permits us to meet our financial obligations.

Equity Awards

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended September 30, 2014 except as stated above. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended September 30, 2014. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of September 30, 2014 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended September 30, 2014, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Sean Clarke, our President and Chief Executive Officer. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Sean Clarke

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 8, 2014, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner(1)	Number of Shares(2)	Percentage of Outstanding Shares of Common Stock (2)

Derek Cahill	7,250,000	71.6%

Sean Clarke(3)	500,000	4.9%
All officers and directors as a group (one person)	500,000	4.9%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SmooFi, Inc., 204 S La Esparanza, Suite B, San Clemente, CA 92672.
(2)	Applicable percentage ownership is based on 10,128,600 shares of common stock outstanding as of December 8, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of November 30, 2014. The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.

(3)	Officer and director of the Company. Mr. Clarke received 500,000 founder’s shares of the Company on October 15, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The only promoters of SmooFi would be Mr. Clarke, president, and chief executive officer, and principal financial officer.

Our office and mailing address is 1031 Calle Recodo, Suite B, San Clemente, CA 92673. The space is provided to us by Mr. Clarke. Mr. Clarke incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

The Company issued 500,000 shares of its common stock to its president, and chief executive officer, Mr. Clarke, and chief financial officer for founder’s shares.

Corporate Governance and Director Independence.

The Company has not:

•	established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

•	established any committees of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.

As of the date hereof, the entire board serves as the Company’s audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On December 18, 2013, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal year ended September 30, 2014, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the year ended September 30, 2014, the Company paid TAAD approximately $5,450 for auditing services they performed throughout those years.

Tax Fees

During the year ended September 30, 2014, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended September 30, 2014, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

1. Audit services include audit work performed of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of SmooFi, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheet as of September 30, 2014.

Statement of Operations for the period from inception through September 30, 2014.

Statements of Stockholders’ Equity for the period from inception through September 30, 2014.

Statements of Cash Flows for the period from inception through September 30, 2014.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation (1)
3.2	By-Laws(1)
10.1	Form Note Agreement (1)
14.1	Code of Ethics (1)
31	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1) Incorporated herein by reference from the Company’s Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

December 8, 2014	SMOOFI, INC.

By: /s/ Sean Clarke
Name: Sean Clarke
Title: President and Chief Financial Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Peng Keong Lim his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/ s/ Sean Clarke Sean Clarke	CEO, President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	December 8, 2014