Form 10-Q
period 2014-12-31
SmooFi, Inc.
filed 2015-01-09
CIK 1592603

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2014

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 9, 2015
Common Stock, $.001 par value	10,128,600

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SmooFi, Inc.

Balance Sheets

December 31, 2014 and September 30, 2014

	December 31,	September 30,
	2014	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$57,916	$74,787

OTHER ASSETS:
Intangible asset	74,495	74,495
TOTAL ASSETS	$132,411	$149,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$101,031	$87,531
Note payable and accrued interest payable	56,165	54,653
TOTAL LIABILITIES	157,196	142,184

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 10,128,600 shares issued and outstanding	10,129	10,129
Additional paid in capital	152,696	152,696
Accumulated deficit	(187,610)	(155,727)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(24,785)	7,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$132,411	$149,282

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Statement of Operations

For the Three Months Ended December 31, 2014 and the Period October 15, 2013 (inception) through December 31, 2013

(Unaudited)

	Three Months Ended December 31, 2014	October 15, 2013 (inception) through December 31, 2013
Revenue	$—	$—
Cost of sales	—	—
Gross Profit	—	—
Operating expense:
General and administrative expenses	(30,373)	(31,986)
Loss from operations	(30,373)	(31,986)
Interest expense	(1,510)	(658)
Loss before provision for income tax	(31,883)	(32,644)
Provision for income taxes	—	—

Net loss	$(31,883)	$(32,644)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	10,128,600	9,222,727

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Statement of Cash Flows

For the Three Months Ended December 31, 2014 and the Period October 15, 2013 (inception) through December 31, 2013 (Unaudited)

	Three Months Ended December 31, 2014	October 15, 2013 (inception) through December 31, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(31,883)	$(32,644)
Accounts payable and accrued expenses	13,500	26,556
Accrued interest payable	1,512	658

Net Cash Used in Operating Activities	(16,871)	(5,430)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	—	150,000
Proceeds from the issuance of note payable – related party	—	50,000
Issuance of common stock for cash	—	18,000
Net Cash Provided by Financing Activities	—	218,000

CHANGE IN CASH	(16,871)	212,570
CASH AT BEGINNING OF PERIOD	74,787	—
CASH AT END OF PERIOD	$57,916	$212,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Intangibles acquired	$—	$72,500

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Notes to the Financial Statements

December 31, 2014

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

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2014 included in our Annual Report on Form 10-K. The results of the three month periods ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year ending September 30, 2015.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $99,280 and an accumulated deficit of $187,610 at December 31, 2014.

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

NOTE 4 – NOTES PAYABLE

As of December 31, 2014, the Company had a total of one notes payable issued and outstanding with a total principle of $50,000 and accrued interest of $6,165. The notes are due on June 30, 2015 and have an interest rate of 12%.

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

At December 31, 2014, there are 10,128,600 shares of common stock issued and outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2014 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended September 30, 2014 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

SmooFi can be used for hundreds of types of services including:

·	Pet walking

·	Car washes

·	House cleaning

·	Grocery and other delivery services

·	Education, Music or other lessons

·	Lawn mowing

·	Data input

·	Moving services

·	And much more.

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

Results of Operation

Three months ended December 31, 2014 and 2013

Revenue

Revenues were $0 for the three months ended December 31, 2014 and 2013.

Cost of Sales

Cost of Sales were $0 for the three months ended December 31, 2014 and 2013.

General and Administrative Expenses

General and administrative expenses were $31,883 and $32,644 for the three months ended December 31, 2014 and 2013, respectively.  The expenses consisted primarily of $15,000 for expenditure in website and software development and $11,600 for professional fees for 2014. The expenses consisted primarily of $7,517 for website and software development and $23,894 for professional fees for 2013.

Interest Expense and Other

Interest expense was $1,510 and $658 for the three months ended December 31, 2014 and 2013, respectively, which related to interest accrued on borrowings.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for October 15, 2013 (date of inception) to December 31, 2014:

	Three Months Ended December 31,
	2014	2013
Operating Activities	$(16,871)	$(5,430)
Investing Activities	—	—)
Financing Activities	—	218,000
Net Effect on Cash	$(16,871)	$212,570

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

As of December 31, 2014, we owed $101,031 in connection with organizational costs, professional services, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our as “needed basis” software development firm as further described below. There are no other significant liabilities at December 31, 2014.

As of December 31, 2014, the Company had one note payable issued and outstanding with a total principle of $50,000 and accrued interest of $6,165. The notes are due on June 30, 2015 and have an interest rate of 12%.

Going Concern

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Nevertheless, our auditor has issued a "going concern" qualification as part of there opinion in the Audit Report for the period from October 15, 2013 (inception) to September 30, 2014, and our unaudited financial statements for the quarter ended December 31, 2014 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SmooFi is an early stage company and has virtually no financial resources. We had a cash balance of $57,916 as of December 31, 2014. We have working capital deficit of $99,280 and a stockholders’ deficit of $24,785 at December 31, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended September 30, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

We were formed in October 2013. All of our efforts to date have related to developing our business plan and beginning business activities. Through December 31, 2014, we had minimal operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and services and the successful implementation of its planned growth strategy.

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

Some of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

17. Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCQB/OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

18. The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

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

19. Our board of directors (consisting of one person, our president and chief executive officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

20. The ability of our founder, president, and chief executive officer to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

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

21. We do not expect to pay cash dividends in the foreseeable future.

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

22. Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

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

23. You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. In the event during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. We may be required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended.  However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that access to information regarding our business and operations will be limited.

24. We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Date: January 9, 2015

/ s/ Sean Clarke

Sean Clarke

Title: Chief Executive Officer, President and Chief Financial Officer