Form 10-Q
period 2015-03-31
SmooFi, Inc.
filed 2015-05-15
CIK 1592603

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-193220

SmooFi, Inc.
(Exact name of registrant issuer as specified in its charter)

Nevada	46-3876675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1355 N. Greenfield Road, Mesa, AZ 85205
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (480) 528-5359

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). Yex ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2015
Common Stock, $.001 par value	30,385,800

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheet as of March 31, 2015 (unaudited) and September 30, 2014	3
	Statements of Operations for the Three Months Ended March 31, 2015 and 2014, the Six Months Ended March 31, 2015 and the Period from October 15, 2013 (inception) through March 31, 2014 (unaudited)	4
	Statement of Cash Flows for the Six Months Ended March 31, 2015 and the Period from October 15, 2013 (inception) through March 31, 2014 (unaudited)	5
	Notes to Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4T.	CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	17

ITEM 1A	RISK FACTORS	17

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	26

ITEM 5	OTHER INFORMATION	26

ITEM 6	EXHIBITS	27

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

SmooFi, Inc.

Balance Sheets

March 31, 2015 and September 30, 2014

	March 31,	September 30,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$56,129	$74,787

OTHER ASSETS:
Intangible asset	74,495	74,495
TOTAL ASSETS	$130,624	$149,282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$121,256	$87,531
Note payable and accrued interest payable	57,644	54,653
TOTAL LIABILITIES	178,900	142,184

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 30,385,800 shares issued and outstanding	30,386	30,386
Additional paid in capital	132,439	132,439
Accumulated deficit	(211,102)	(155,727)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(48,277)	7,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$130,624	$149,282

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Statement of Operations

For the Three Months Ended March 31, 2015 and 2014, the Six Months Ended March 31, 2015 and the

Period from October 15, 2013 (inception) through March 31, 2014

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Six Months Ended March 31, 2015	October 15, 2013 (inception) through March 31, 2014

Revenue	$--	$--	$—	$—
Cost of sales	--	--	—	—
Gross Profit	--	--	—	—
Operating expense:
General and administrative expenses	(22,015)	(48,710)	(52,388)	(80,696)
Loss from operations	(22,015)	(48,710)	(52,388)	(80,696)
Interest expense	(1,477)	(5,678)	(2,987)	(6,336)
Loss before provision for income tax	(23,492)	(54,388)	(55,375)	(87,032)
Provision for income taxes	--	--	—	—

Net loss	$(23,492)	$(54,388)	$(55,375)	$(87,032)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	30,385,800	28,650,000	30,385,800	28,197,306

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Statement of Cash Flows

For the Six Months Ended March 31, 2015 and the

Period October 15, 2013 (inception) through March 31, 2014 (Unaudited)

	Six Months Ended March 31, 2015	October 15, 2013 (inception) through March 31, 2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(55,375)	$(87,032)
Accounts payable and accrued expenses	33,725	55,331
Accrued interest payable	2,992	6,362

Net Cash Used in Operating Activities	(18,658)	(25,339)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of intangibles	-	(1,995)
Net Cash Used in Investing Activities	-	(1,995)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	—	150,000
Proceeds from the issuance of note payable – related party	—	—
Issuance of common stock for cash	—	18,000
Net Cash Provided by Financing Activities	—	168,000

CHANGE IN CASH	(18,658)	140,666
CASH AT BEGINNING OF PERIOD	74,787	—
CASH AT END OF PERIOD	$56,129	$140,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Intangibles acquired	$—	$72,500

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Notes to the Financial Statements

March 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION

SmooFi, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 15, 2013. The Company issued 7,250,000 shares of its common stock to our founder, Derek Cahill, as consideration for the purchase of a business plan along with a website.

Online marketplace and community

The Company’s initially defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. The Company’s products and services, essentially an online marketplace and community, will use proprietary technology that will enable users to work collaboratively to obtain substantial improvements in performance, reliability and usability.

The Company plans to be an online marketplace for services that include service requestors and service providers. Service requestors (people or companies requesting a service) name their own price, date and time for any service. A service requestor can also select qualifying criteria such as number of reviews or review rankings of a service provider. The first service provider who can provide that service, on that date, at that time and meets the service ranking requirements will get the project. No bidding, no waiting a week for an auction to close, no shifting through bidders.

The Company’s online marketplace and online community will match up daily job or service requests and fill market demand for service requests throughout a particular local community, county or city and will connect local resources with local needs. A goal is to create jobs and provide market value for basic services by aggregating these low cost services within each local market. This will maximize value for either the person or company requesting the service and for the person or company providing the service. In other words, service providers will get the best possible price for their service and the party requesting the service will pay the lowest possible price.

As an example, a service requestor may place a listing on the Company’s platform with the following requirements: (i) they want their dog walked at 7 p.m. on Saturday October 14th; and the service provider (i.e., the dog walker) must have at least 10 reviews (jobs) recorded on the Company’s platform. The first service provider who has 10 reviews that accepts this service to walk the dog wins the job. If the service provider doesn’t show for the service, their service review will be lowered, if they do a good job, they will get a higher service review by the service requestor. Obviously the more times a service provider provides a good service, the higher the rating and the more jobs that service provider will get.

The Company’s platform can be used for numerous types of services including plumbing and electrical work, pet walking, housecleaning, grocery and other delivery services, music or other educational lessons, lawn mowing and moving services. Additionally, the Company will offer an online service community where members can track service provider history, including rankings, reliability, on time, etc. and create an automated service request around this ranking and history.

The Company’s platform will keep a complete audit trail of current and future service requests, cost and will allow the service requestors to make payment to service providers via credit card or directly from their bank account through third party payment providers such as PayPal. Service providers will receive credit card payments for services and these funds will be automatically transferred into their bank account.

Consulting and advisory services to the cannabis industry

Furthermore, in a recent expansion of its business strategy, the Company announced on April 22, 2015 that it intends to expand its platform and services to include consulting and advisory services to licensed medical and recreational marijuana operators and retail dispensaries. These services include:

•	Business planning and product development

•	Competitive strategy and technology

•	Local permitting

•	Sight selection and setup

The Company will provide education and training including business process optimization and how to scale growth. The Company also intends to provide operational assistance with cannabis cultivation, offering expertise in modern farming techniques, utilizing new technology and conservation methods to improve quality and yield, waste reduction and maximizing profit. For retail clients, the Company consulting practice will assist with the design of retail locations, staffing, loss prevention techniques, marketing and community outreach. The Company is entering into this area of business in order to expand its business, jump start revenue generation and increase resources in order to further grow the Company’s core business, which is its marketplace platform.

All the while the Company also intends to continue to build out its online marketplace and community to connect local service providers with those seeking a variety of services. The Company will now leverage this technology platform to assist in creating jobs and enable entrepreneurs and service providers to offer cannabis products and services within local markets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 fiscal year end.

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the period ended September 30, 2014 included in our Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2015.

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

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

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

Advertising will be expensed in the period in which it is incurred. There have been no advertising expenses for the reporting periods presented.

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

k.	Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $122,772 and an accumulated deficit of $211,102 at March 31, 2015.

While the Company is attempting to generate revenues from services, including consulting services and further developing its marketplace platform, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management believes that the actions presently being taken to further broaden and implement its business plan and generate additional services, products and revenue provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances that will ever occur. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTES PAYABLE

As of March 31, 2015, the Company had one note payable issued and outstanding with a total principle of $50,000 and accrued interest of $7,644. The note is due on June 30, 2015 and has an interest rate of 12%.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company issued 500,000 shares of its common stock to its president and chief executive officer as founder shares. The Company issued 7,250,000 shares of its common stock to Derek Cahill as consideration for the purchase of a business plan along with a website. The acquisition of the business plan and website was valued at $72,500.

On October 29, 2013, the Company completed a private placement where it issued 1,800,000 shares of its common stock to accredited investors for $18,000.

On April 16, 2014, the Company completed a public offering whereby the Company sold 578,600 shares of its common stock at $0.125 per share for total gross proceeds of $72,325.

At March 31, 2015, there were 30,385,800 shares of common stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

Forward Stock Split

On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company’s common stock. Accordingly, shareholders owning shares of the Company’s common stock will receive two additional shares of the Company for each share they own. The Company had 10,128,600 shares issued and outstanding. As a result of the forward stock split, the Company has 30,385,800 shares issued and outstanding. The Company received notification from the Financial Industry Regulatory Authority (FINRA) on May 7, 2015, that it could proceed with the three-for-one forward stock split,

Additional funds were shifted from Additional Paid in Capital to the Common Stock account to equal the additional par value represented by the additional shares issued under the stock split. All share information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Online marketplace and community

The Company’s initially defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. The Company’s products and services, essentially an online marketplace and community, will use proprietary technology that will enable users to work collaboratively to obtain substantial improvements in performance, reliability and usability.

The Company plans to be an online marketplace for services that include service requestors and service providers. Service requestors (people or companies requesting a service) name their own price, date and time for any service. A service requestor can also select qualifying criteria such as number of reviews or review rankings of a service provider. The first service provider who can provide that service, on that date, at that time and meets the service ranking requirements will get the project. No bidding, no waiting a week for an auction to close, no shifting through bidders.

The Company’s online marketplace and online community will match up daily job or service requests and fill market demand for service requests throughout a particular local community, county or city and will connect local resources with local needs. A goal is to create jobs and provide market value for basic services by aggregating these low cost services within each local market. This will maximize value for either the person or company requesting the service and for the person or company providing the service. In other words, service providers will get the best possible price for their service and the party requesting the service will pay the lowest possible price.

As an example, a service requestor may place a listing on the Company’s platform with the following requirements: (i) they want their dog walked at 7 p.m. on Saturday October 14th and the service provider (i.e., the dog walker) must have at least 10 reviews (jobs) recorded on the Company’s platform. The first service provider who has 10 reviews that accepts this service to walk the dog wins the job. If the service provider doesn’t show for the service, their service review will be lowered, if they do a good job, they will get a higher service review by the service requestor. Obviously the more times a service provider provides a good service, the higher the rating and the more jobs that service provider will get.

The Company’s platform can be used for numerous types of services including plumbing and electrical work, pet walking, housecleaning, grocery and other delivery services, music or other educational lessons, lawn mowing and moving services. Additionally, the Company will offer an online service community where members can track service provider history, including rankings, reliability, on time, etc. and create an automated service request around this ranking and history.

The Company’s platform will keep a complete audit trail of current and future service requests, cost and will allow the service requestors to make payment to service providers via credit card or directly from their bank account through third party payment providers such as PayPal. Service providers will receive credit card payments for services and these funds will be automatically transferred into their bank account.

Consulting and advisory services to the cannabis industry

Furthermore, in a recent expansion of its business strategy, the Company announced on April 22, 2015 that it intends to expand its platform and services to include consulting and advisory services to licensed medical and recreational marijuana operators and retail dispensaries. These services include:

•	Business planning and product development
•	Competitive strategy and technology
•	Local permitting
•	Sight selection and setup

The Company will provide education and training including business process optimization and how to scale growth. The Company also intends to provide operational assistance with cannabis cultivation, offering expertise in modern farming techniques, utilizing new technology and conservation methods to improve quality and yield, waste reduction and maximizing profit. For retail clients, the Company consulting practice will assist with the design of retail locations, staffing, loss prevention techniques, marketing and community outreach. The Company is entering into this area of business in order to expand its business, jump start revenue generation and increase resources in order to further grow the Company’s core business, which is its marketplace platform.

All the while the Company also intends to continue to build out its online marketplace and community to connect local service providers with those seeking a variety of services. The Company will now leverage this technology platform to assist in creating jobs and enable entrepreneurs and service providers to offer cannabis products and services within local markets.

Results of Operation

Three months ended March 31, 2015 and 2014

Revenue

Revenues were $0 for the three months ended March 31, 2015 and 2014.

Cost of Sales

Cost of sales were $0 for the three months ended March 31, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses amounted to $22,015 and $48,710 for the three months ended March 31, 2015 and 2014, respectively. Expenses consisted primarily of $15,391 for expenditure in website and software development and $6,250 for professional fees for the 2015 period. Expenses consisted primarily of $24,925 for professional fees and $17,500 for website and software development for the 2014 period.

Interest Expense

Interest expense was $1,477 and $5,678 for the three months ended March 31, 2015 and 2014, respectively, which related to interest accrued on borrowings.

Six months ended March 31, 2015 and the period October 15, 2013 (inception) through March 31, 2014

Revenue

Revenues were $0 for the six months ended March 31, 2015 and the period October 15, 2013 (inception) through March 31, 2014.

Cost of Sales

Cost of sales were $0 for the six months ended March 31, 2015 and the period October 15, 2013 (inception) through March 31, 2014.

General and Administrative Expenses

General and administrative expenses amounted to $52,388 and $80,696 for the six months ended March 31, 2015 and October 15, 2013 (inception) through March 31, 2014, respectively. Expenses consisted primarily of $30,391 for expenditure in website and software development and $17,875 for professional fees for the six months ended March 31, 2015. Expenses consisted primarily of $48,819 for professional fees and $25,017 for website and software development for the period from October 15, 2013 (inception) through March 31, 2014.

Interest Expense and Other

Interest expense was $2,986 and $6,335 for the six months ended March 31, 2015 and the period October 15, 2013 (inception) through March 31, 2014, respectively, which related to interest accrued on borrowings.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2015 and the period October 15, 2013 (date of inception) to March 31, 2014:

	Six Months Ended March 31, 2015	October 15, 2013 (inception) through March 31, 2014
Operating Activities	$(18,658)	$(25,339)
Investing Activities	—	(1,995)
Financing Activities	—	168,000
Net Effect on Cash	$(18,658)	$140,666

Since acquiring the business plan and website, most of our resources and work have been devoted to planning our business, web site development, mobile application development, and implementing systems and controls. When those procedures are done, which we believe will occur over the next few months, we will primarily work on our intended service offerings as well further internal development of software for which we have developed our initial framework of and completed some coding of this software. We believe that the work needed to initiate and complete our software development, attract developers, and initiate our marketing plans, including the development of a saleable product suite, may be in excess of $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we can commence the launch of our intended services and software products to the public. If we are able to use internal resources only (primarily consisting of the services of our president and chief executive officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our president and chief executive officer to the extent that he is capable and willing to provide such funds. While we have engaged the services of an established software development firm which we use on an as “needed basis,” their function and assistance is limited by our ability to raise financing. Our goal would be to have software products available, services available, multiple sales channels and a comprehensive corporate website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

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

As a public company, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for an opinion on our system on internal controls by our independent audit firm until we exceed $75 million in market capitalization (if ever). These obligations may reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

We are presently seeking equity and debt financing for both segments of our business. We hope to eventually be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. The Company may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

As of March 31, 2015, we owed $121,256 in connection with organizational costs, professional services, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our as “needed basis” software development firm as further described below. There are no other significant liabilities at March 31, 2015.

As of March 31, 2015, the Company had one note payable issued and outstanding with a total principle of $50,000 and accrued interest of $7,644. The note is due on June 30, 2015 and has an interest rate of 12%.

Going Concern

Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the period from October 15, 2013 (inception) to September 30, 2014, and our unaudited financial statements for the quarter ended March 31, 2015 include a "going concern" footnote (See Footnote 3) disclosing that the our ability to continue as a going concern is contingent on us to be able to raise working capital to grow our operations to generate revenue, including the recently commenced business of providing consulting and advisory services to licensed medical and recreational marijuana operators and retail dispensaries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

SmooFi is an early stage company and has virtually no financial resources. We had a cash balance of $56,129 as of March 31, 2015. We have working capital deficit of $122,772 and a stockholders’ deficit of $221,102 at March 31, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended September 30, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We are seeking additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

The Company is engaged in (i) the development of an initial design and framework of its proposed online marketplace and community portal platform through Mr. Clarke’s efforts, as well as through the efforts of a software development firm which the Company has been working with on an as “needed basis” and (ii) recently entered into the cannabis industry by launching a new cannabis practice to provide consulting and advisory services to licensed medical and recreational marijuana operators and retail dispensaries. We have historically spent between $5,000 and $10,000 per month in operational expenses, and this spending will need to increase as a result of the expanded business plan. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our president and chief executive officer or others who know our president and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our president and chief executive officer or others to continue our operations beyond a month-to-month basis. Similarly, there are no assurances that we will be able to raise the funds needed to successfully enter the business of providing consulting and advisory services to licensed medical and recreational marijuana operators and retail dispensaries.

SmooFi is and will continue to be highly dependent on the services of our president and chief executive officer, Sean Clarke, the loss of whose services may cause our online marketplace and community portal business to cease, and we will need to engage and retain additional qualified employees and consultants to further implement our strategy, including our recent entry into the business of providing cannabis related consulting and advisory services.

Although SmooFi has recently expanded its operations into the business of providing consulting and advisory services to licensed medical and recreational marijuana operators and retail dispensaries, its operations and business strategy are highly dependent upon the knowledge and business connections of Mr. Clarke, our president and chief executive officer to commercialize our online marketplace and community portal business plan, which plan will also include cannabis related applications in the future. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel for both our businesses, it is uncertain whether we could find someone who could develop them along the lines described in this prospectus. We will fail without the services of Mr. Clarke or an appropriate replacement(s) and the addition of the new experienced personnel needed to develop our new cannabis consulting and advisory services business.

Mr. Clarke’s current employment does not limit or restrict him from being involved with our Company, and his employment allows him the flexibility to provide at least 20 hours per week to our Company.

Because marijuana is illegal under federal law, we could be subject to criminal and civil sanctions for engaging in activities that violate those laws.

The U.S. Government classifies marijuana as a schedule-I controlled substance. As a result, marijuana is an illegal substance under federal law. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers' Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana pre-empts state laws that legalizes its use for medicinal purposes.

As of January 31, 2014, 21 states and the District of Columbia allow its citizens to use medical marijuana. Additionally, voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Laws and regulations affecting the regulated marijuana industry are constantly changing, which could detrimentally affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to the cannabis related portion of our business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

FDA regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the cannabis industry which would directly affect our financial condition.

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration (FDA) would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations including cGMPs (certified good manufacturing practices) related to the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry, what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations and or registration as prescribed by the FDA, we may be unable to continue to operate our business in its current form or at all.

Our clients and our company may have difficulty accessing the service of banks, which may make it difficult to contract for real estate needs.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and “may not” be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that “it is possible to provide financial services"” to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date it is not clear what if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. We could be subject to sanctions if we are found to be a financial institution and not in harmony with FinCET guidelines. Also, the inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to contract with us.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in October 2013. All of our efforts to date have related to developing our business plan and beginning business activities. Through March 31, 2015, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and services and the successful implementation of its planned growth strategy.

The Company has acquired and commenced internally developing our website products. We may not be able to acquire or internally develop additional products in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire additional products or services, we may need to secure the necessary financing. We will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined may be in excess of $100,000. We will need additional funds to market and fully launch our website. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. We also need funds to enable us to commercialize the business we recently entered of providing consulting and advisory services to licensed medical and recreational marijuana operators and retail dispensaries There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

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

The Company’s ability to operate profitable product lines or service offerings (if we are able to establish any product, product lines or service offerings at all) will depend upon a number of factors, including (i) identifying distribution channels, (ii) generating sufficient funds from our then existing operations or obtaining third-party financing or additional capital to develop new product lines, (iii) the Company’s management team and its financial and accounting controls and (iv) staffing, training and retaining of skilled personnel, if any at all. Certain of these factors will be beyond the Company’s control and may be adversely affected by the economy or actions taken by competing companies. Moreover, potential products and/or services that may meet the Company’s product/service focus and other criteria for developing new products or services, if we are able to develop or acquire at all, are believed to be limited. There can be no assurance that the Company will be able to execute and manage a growth strategy effectively or at all.

We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

The Company's future success depends largely on its ability to attract, hire, train and retain highly qualified technical personnel to provide the Company's services, especially in the Cannabis area. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. The Company's results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified technical personnel.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may become inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president and chief executive officer.

We have only two directors, one of which who also serves as our president and chief executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include some independent members and financial expert, if ever, there will be limited oversight of our president and chief executive officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

 Some of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company, or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

Our board of directors (consisting of two individuals, our president and chief executive officer and one other) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

The concentrated ownership of our common stock and the ability it affords to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Because of this concentrated stock ownership, the Company’s largest stockholder will be in a position to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our principal stockholder may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our principal stockholder. This level of control may also have an adverse impact on the market value of our shares because our principal stockholder may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Because none of our directors (currently two people) are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

ITEM 6. Exhibits.

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

___________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMOOFI, INC.

Date: May 15, 2015	By	/s/ Sean Clarke
Sean Clarke
Chief Executive Officer, President and Chief Financial Officer

