Form 10-Q
period 2015-06-30
SmooFi, Inc.
filed 2015-08-14
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2015

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

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2015
Common Stock, $.001 par value	30,385,800

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheet as of June 30, 2015 (unaudited) and September 30, 2014	3
	Statements of Operations for the Three Months Ended June 30, 2015 and 2014, the Nine Months Ended June 30, 2015 and the Period from October 15, 2013 (inception) through June 30, 2014 (unaudited)	4
	Statement of Cash Flows for the Nine Months Ended June 30, 2015 and the Period from October 15, 2013 (inception) through June 30, 2014 (unaudited)	5
	Notes to Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4.	(REMOVED AND RESERVED)	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS	28

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

SmooFi, Inc.

Balance Sheets

June 30, 2015 and September 30, 2014

	June 30,	September 30,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$8,661	$74,787
Prepaid expenses	6,965	-
Total Current Assets	15,626	74,787

OTHER ASSETS:
Deposit	50,000	-
Intangible asset	74,495	74,495
TOTAL ASSETS	$140,121	$149,282

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$156,644	$87,531
Notes payable and accrued interest payable	83,428	54,653
TOTAL LIABILITIES	240,072	142,184

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 30,385,800 shares issued and outstanding	30,386	30,386
Additional paid in capital	132,439	132,439
Accumulated deficit	(362,776)	(155,727)
Common stock to be issued	100,000
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(99,951)	7,098

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$140,121	$149,282

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Statements of Operations

For the Three Months Ended June 30, 2015 and 2014, the Nine Months Ended June 30, 2015 and the

Period from October 15, 2013 (inception) through June 30, 2014

(Unaudited)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2015	October 15, 2013 (inception) through June 30, 2014

Revenue	$--	$12,000	$—	$12,000
Cost of sales	--	9,500	—	9,500
Gross Profit	--	2,500	—	2,500

Operating expense:
General and administrative expenses	(150,911)	(41,689)	(203,299)	(122,386)
Loss from operations	(150,911)	(39,189)	(203,299)	(119,886)
Interest expense	(763)	(2,969)	(3,750)	(9,304)
Loss before provision for income tax	(151,674)	(42,158)	(207,049)	(129,190)
Provision for income taxes	--	--	—	—

Net loss	$(151,674)	$(42,158)	$(207,049)	$(129,190)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	30,979,207	30,061,530	30,583,602	28,854,843

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Statement of Cash Flows

For the Nine Months Ended June 30, 2015 and the

Period October 15, 2013 (inception) through June 30, 2014

(Unaudited)

	Nine Months Ended June 30, 2015	October 15, 2013 (inception) through June 30, 2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(207,049)	$(129,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	100,000	-
Change in operating assets and liabilities:
Prepaid expenses	(6,965)	-
Accounts payable and accrued expenses	69,113	85,481
Accrued interest payable	3,750	7,907

Net Cash Used in Operating Activities	(41,151)	(35,802)

CASH FLOW FROM INVESTING ACTIVITIES:
Deposit on investment	(50,000)	-
Purchase of intangibles	-	(1,995)
Net Cash Used in Investing Activities	(50,000)	(1,995)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	50,025	200,000
Repayment of note payable	(25,000)	(150,000)
Issuance of common stock for cash	—	89,325
Net Cash Provided by Financing Activities	25,025	139,325

CHANGE IN CASH	(66,126)	101,528
CASH AT BEGINNING OF PERIOD	74,787	—
CASH AT END OF PERIOD	$8,661	$101,528

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$1,430
Income taxes	$—	$—

Non-cash investing and financing activities:
Intangibles acquired	$—	$72,500

The accompanying notes are an integral part of these unaudited financial statements.

SmooFi, Inc.

Notes to the Financial Statements

June 30, 2015

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

Consulting and advisory services tothe cannabis industry

Furthermore, in a recent expansion of its business strategy, the Company announced on April 22, 2015 that it intends to expand its platform and services to include consulting and advisory services to licensed medical and recreational marijuana operators, cultivators and retaildispensaries. These services include:

•	Business planning and product development
•	Competitive strategy and technology
•	Local permitting
•	Sight selection and setup

The Company will provide education and training including business process optimization and how to scale growth. The Company also intends to provide operational assistance with cannabis cultivation, offering expertise in modern farming techniques, utilizing new technology and conservation methods to improve quality and yield, waste reduction and maximizing profit. For retail clients, the Company consulting practice will assist with the design of retail locations, staffing, loss prevention techniques, marketing and community outreach. Furthermore, he Company intends to acquire or lease farm land, or otherwise enter into joint venture arrangements, for the purpose of cultivating hemp. The Company is entering into this area of business in order to expand its business, jump start revenue generation and increase resources in order to further grow the Company’s initial core business, which is its marketplace platform.

As this new strategy is followed, the Company also intends to continue to build out its online marketplace and community to connect local service providers with those seeking a variety of services. The Company will now leverage this technology platform to assist in creating jobs and enable entrepreneurs and service providers to offer cannabis and hemp products and services within local markets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 fiscal year end.

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes for the period ended September 30, 2014 included in our Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2015.

b. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company has issued stock for services.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $224,446 and an accumulated deficit of $362,776 at June 30, 2015.

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

NOTE 4 – DEPOSIT ON INVESTMENT

On June 29, 2015, the Company made a progress payment of $50,000 in connection with a non-binding Letter of Intent to purchase certain farm property in Colorado. The contemplated transaction did not close. The aforementioned $50,000 payment will be returned to the Company.

NOTE 5 – CONSULTING AGREEMENT

On April 1, 2015, the Company entered into a twelve month consulting agreement with an investor relations firm. Per the agreement, the Company will pay the consultant a monthly fee of $8,500 with the payment deferred until the Company closes financing in the amount of $3 million or greater. Additionally, the Company is required to issue the consultant 200,000 shares of common stock on October 1, 2015. On the date of the consulting agreement, April 1, 2015, the shares were valued at $1.00 per share which was the unadjusted share price prior to three-for-one forward stock split. The shares have not been issued as of June 30, 2015. During the three and nine months ended June 30, 2015, the Company recorded share base expense in the amount of $100,000 associated with the common stock vested.

NOTE 6 – NOTES PAYABLE

As of June 30, 2015, the Company had two notes payable issued and outstanding with a total principle of $75,025 and accrued interest of $8,403. The first note, with a remaining balance of $25,000, was due on June 30, 2015, has an interest rate of 12%. This note remains unpaid. The second note has a principle amount of $50,025 with an interest rate of 8%. It was issued on June 29, 2015 and due on July 3, 2015. This note also remains unpaid

NOTE 7 – SHARE CAPITAL

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

On April 1, 2015, the Company entered into a twelve month consulting agreement with an investor relations firm. Per the agreement, the Company is required to issue the consultant 200,000 shares of common stock on October 1, 2015. On the date of the consulting agreement, April 1, 2015, the shares were valued at $1.00 per share which was the unadjusted share price prior to a three-for-one forward stock split. During the three and nine months ended June 30, 2015, the Company recorded share base expense in the amount of $100,000 associated with the common stock vested. The unvested amount of $100,000 was recorded under equity – shares to be issued.

On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company’s common stock. Accordingly, shareholders owning shares of the Company’s common stock will receive two additional shares of the Company for each share they own. The Company had 10,128,600 shares issued and outstanding. As a result of the forward stock split, the Company has 30,385,800 shares issued and outstanding. The Company received notification from the Financial Industry Regulatory Authority (FINRA) on May 7, 2015, that it could proceed with the three-for-one forward stock split,

Additional funds were reallocated from Additional Paid in Capital to the Common Stock account in an amount equal to the additional par value represented by the additional shares issued under the stock split. All share information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this transaction.

At June 30, 2015, there were 30,385,800 shares of common stock issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

FASB ASC 855 is effective for periods ending after June 15, 2009, and establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. The Management has evaluated subsequent events through the date of this report, and has no subsequent events to report.

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

Consulting and advisory services tothe cannabis industry

Furthermore, in a recent expansion of its business strategy, the Company announced on April 22, 2015 that it intends to expand its platform and services to include consulting and advisory services to licensed medical and recreational marijuana operators, hemp cultivators and retaildispensaries. These services include:

•	Business planning and product development
•	Competitive strategy and technology
•	Local permitting
•	Sight selection and setup

The Company will provide education and training including business process optimization and how to scale growth. The Company also intends to provide operational assistance with cannabis cultivation, offering expertise in modern farming techniques, utilizing new technology and conservation methods to improve quality and yield, waste reduction and maximizing profit. For retail clients, the Company consulting practice will assist with the design of retail locations, staffing, loss prevention techniques, marketing and community outreach. Furthermore, he Company intends to acquire or lease farm land, or otherwise enter into joint venture arrangements, for the purpose of cultivating hemp. The Company is entering into this area of business in order to expand its business, jump start revenue generation and increase resources in order to further grow the Company’sinitial core business, which is its marketplace platform.

As this new strategy is followed, the Company also intends to continue to build out its online marketplace and community to connect local service providers with those seeking a variety of services. The Company will now leverage this technology platform to assist in creating jobs and enable entrepreneurs and service providers to offer cannabis and hemp products and services within local markets.

Letters of Intent

During the period ended June 30, 2015, the Company entered into two non-binding Letters of Intent (“LOI”) in connection with the above-described expansion of its business strategy, both of which remain in effect.

On April 21, 2015, the Company signed a non-binding LOI withGenerex Biotechnology Corporation (“Generex”) to license the Generex proprietary RapidMist™ drug delivery technologies for the delivery of medicinal and recreational cannabis derived products into the bloodstream through the buccal membrane.The Company will be solely responsible for the costs associated with the research and development of buccal cannabis products, as well as for regulatory requirements associated with such products in its territory, as defined, as well as the manufacturing, marketing, distribution, and sale of such products in its territory. None of these actions had commenced as of the filing of this Report on Form 10-Q.

On April 22, 2015, the Company signed a non-binding LOI with a licensed cultivator to provide turnkey operations and services to a 150,000 square foot licensed cultivation facility located in Pueblo, Colorado (the “Tamarack Project”). In connection therewith, the first phase of construction was expected to begin in June 2015, with cultivation expected begin in early July; however, none of these actions had commenced as of the filing of this Report on Form 10-Q. In addition, Smoofi has yet to commence earning and receiving fees for its servicesas of the filing of this Report on Form 10-Q. Brian Loiselle, a director of the Company, has approximately $800,000 invested in the Tamarack Project,

Further progress with respect to each of the LOIs is dependent on the Company obtaining the necessary financing to proceed.

Results of Operation

Three months ended June 30, 2015 and 2014

Revenue

Revenues were $0 for the three months ended June 30, 2015 as compared to $12,000 for the three months ended June 30, 2104. The revenue recognized during the three months ended June 30, 2014 related to providing outsourced placement services.

Cost of Sales

Cost of sales was $0 for the three months ended June 30, 2015 as compared to $9,500 for the three months ended June 30, 2014. The cost of sales recognized during the three months ended June 30, 2014 related to the cost associated with providing outsourced placement services.

General and Administrative Expenses

General and administrative expenses amounted to $150,911 and $41,689 for the three months ended June 30, 2015 and 2014, respectively. Expenses consisted primarily of $148,938 for professional fees including $100,000 of stock compensation for services and $25,500 for investor relations for the 2015 period. Expenses consisted primarily of $8,400 for professional fees and $15,000 for website and software development for the 2014 period.

Interest Expense

Interest expense was $763 and $2,969 for the three months ended June 30, 2015 and 2014, respectively, which related to interest accrued on borrowings, which were greater in the 2014 period.

Nine months ended June 30, 2015 and the period October 15, 2013 (inception) through June 30, 2014

Revenue

Revenues were $0 for the nine months ended June 30, 2015 and $12,000 during the period October 15, 2013 (inception) through June 30, 2014. The revenue recognized during the period October 15, 2013 (inception) through June 30, 2014 related to providing outsourced placement services.

Cost of Sales

Cost of sales was $0 for the nine months ended June 30, 2015 and $9,500 during the period October 15, 2013 (inception) through June 30, 2014. The cost of sales recognized during the period October 15, 2013 (inception) through June 30, 2014 related to the cost associated with providing outsourced placement services.

General and Administrative Expenses

General and administrative expenses amounted to $203,299 and $122,386 for the nine months ended June 30, 2015 and the period of October 15, 2013 (inception) through June 30, 2014, respectively. Expenses consisted primarily of $30,819 for website and software development and $166,813 for professional fees which included 100,000 of stock compensation for services for the nine months ended June 30, 2015. Expenses consisted primarily of $57,219 for professional fees and $40,017 for website and software development for the period from October 15, 2013 (inception) through June 30, 2014.

Interest Expense and Other

Interest expense was $3,750 and $9,304 for the nine months ended June 30, 2015 and the period October 15, 2013 (inception) through June 30, 2014, respectively, which related to interest accrued on borrowings, which were greater in the 2014 period.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2015 and the period October 15, 2013 (date of inception) to June 30, 2014:

	Nine Months Ended June 30, 2015	October 15, 2013 (inception) through June 30, 2014
Operating Activities	$(41,151)	$(35,802)
Investing Activities	(50,000)	(1,995)
Financing Activities	25,025	139,325
Net Effect on Cash	$(66,126)	$101,528

Since acquiring the business plan and website, most of our resources and work have been devoted to planning our business, web site development, mobile application development, and implementing systems and controls. When those procedures are done, the completion of which is dependent on the Company’s ability to raise equity or debt financing, we will primarily work on our intended service offerings as well further internal development of software for which we have developed our initial framework of and completed some coding of this software. We believe that the work needed to initiate and complete our software development, attract developers, and initiate our marketing plans, including the development of a saleable product suite, may be in excess of $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we can commence the launch of our intended services and software products to the public. If we are able to use internal resources only (primarily consisting of the services of our president and chief executive officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our president and chief executive officer to the extent that he is capable and willing to provide such funds. While we have engaged the services of an established software development firm which we use on an as “needed basis,” their function and assistance is limited by our ability to raise financing. Our goal would be to have software products available, services available, multiple sales channels and a comprehensive corporate website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

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

As of June 30, 2015, we owed $156,644 in connection with organizational costs, professional services, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our “as needed basis” software development firm as further described below. There are no other significant liabilities at June 30, 2015.

As of June 30, 2015, the Company had two notes payable issued and outstanding with a total principle of $75,025 and accrued interest of $8,403. The first note, with a remaining balance of $25,000, was due on June 30, 2015, and has an interest rate of 12%. This note remains unpaid. The second note has principle amount of $50,025 with an interest rate of 8%. It was issued on June 29, 2015 and was due on July 3, 2015. This note remains unpaid.

Going Concern

Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the period from October 15, 2013 (inception) to September 30, 2014, and our unaudited financial statements for the quarter ended June 30, 2015 include a "going concern" footnote (See Footnote 3) disclosing that the our ability to continue as a going concern is contingent on us to be able to raise working capital to grow our operations to generate revenue, including the recently commenced business of providing consulting and advisory services to licensed medical and recreational marijuana operators and retail dispensaries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our neither of our officers and directors, the Company is not a party to any legal proceeding or litigation.

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

SmooFi is an early stage company and has virtually no financial resources. We had a cash balance of $8,661 as of June 30, 2015. We have a working capital deficit of $224,446 and a stockholders’ deficit of $362,776 as of June 30, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended September 30, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We are seeking additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

The Company is engaged in (i) the development of an initial design and framework of its proposed online marketplace and community portal platform through Mr. Clarke’s efforts, as well as through the efforts of a software development firm which the Company has been working with on an as “needed basis” and (ii) recently entered into the cannabis industry by launching a new cannabis practice to provide consulting and advisory services to licensed medical and recreational marijuana operators and retail dispensaries. This practice will be broadened to include hemp in addition to cannabis. We have historically spent between $5,000 and $10,000 per month in operational expenses, and this spending will need to increase as a result of the expanded business plan. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our president and chief executive officer or others who know our president and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our president and chief executive officer or others to continue our operations beyond a month-to-month basis. Similarly, there are no assurances that we will be able to raise the funds needed to successfully enter thebusiness of providing consulting and advisory services to licensed medical and recreational marijuana operators and retail dispensaries.

SmooFi is and will continue to be highly dependent on the services of our president and chief executive officer, Sean Clarke, the loss of whose services may cause our online marketplace and community portal business to cease, and our other director, Brian Loiselle, the loss of whose services may cause our ability to enter into the business of providing cannabis and hemp related consulting and advisory services to fail to develop. We will need to engage and retain additional qualified employees and consultants to further implement our strategies. .

Although SmooFi has recently expanded its operations into the business of providing consulting and advisory services to licensed medical and recreational marijuana operators and retail dispensaries, its operations and business strategy are highly dependent upon the knowledge and business connections of Mr. Clarke, our president and chief executive officer, to commercialize our online marketplace and community portal business plan, which plan will also include cannabis related applications in the future. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our online marketplace and community portal business could fail to reach commercialization. Even if we are able to find additional personnel for both our businesses, it is uncertain whether we could find someone who could develop them along the lines described in this prospectus. We could fail without the services of Mr. Clarke or an appropriate replacement(s) and the addition of the new experienced personnel needed to develop our new cannabis consulting and advisory services business.

Mr. Clarke’s current employment does not limit or restrict his involvement with our Company, and his employment allows him the flexibility to provide at least 20 hours per week to our Company.

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

We were formed in October 2013. All of our efforts to date have related to developing our business plan and beginning business activities. Through June 30, 2015, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and services and the successful implementation of its planned growth strategy.

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

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly our president and chief executive officer and our other director) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president and chief executive officer and our other director) may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

Brian Loiselle, a director of the Company, has approximately $800,000 invested in the Tamarack Project which is the subject of a certain LOI as described above,

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

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

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

-

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements

Our internal controls may become inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (200,000,000) shares but unissued (169,614,200) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

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

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, eitherof which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

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

SMOOFI, INC.

Date: August 14, 2015	By:	/s/ Sean Clarke
Sean Clarke
Chief Executive Officer, President and Chief Financial Officer

