Form 10-K
period 2015-09-30
SmooFi, Inc.
filed 2016-01-22
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

SMOOFI, INC.
(Exact name of registrant as specified in its charter)

Commission file number: 333-193220

Nevada	46-3876675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Calle Recodo, Suite B, San Clemente, CA 92673	85205
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

(949) 973-0684

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2015 (last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2,378,362.

As of January 8, 2016, there were 30,385,800 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

There are statements in this annual report that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report carefully, especially the risks discussed under "Risk Factors." Although management believes that the assumptions underlying the forward looking statements included in this annual report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward looking statements.

PART I

ITEM 1 BUSINESS

Overview

Smoofi, Inc. ("Smoofi," the "Company," "we," or "us.") was incorporated under the laws of the State of Nevada on October 15, 2013, at which time we acquired a business plan for an online marketplace and community and website from Mr. Derek Cahill. Following our formation, we issued 21,750,000 shares of our common stock to Mr. Cahill, in exchange for a business plan along with a website. The cost incurred by Mr. Cahill for the business plan as well as related professional services was approximately $72,500 which is the value placed upon the shares issued to Mr. Cahill.

The Company presently has two business segments: (i) an online marketplace and community platform that is under development and which represents our original business commenced in fiscal 2014, and, (ii) as announced on April 22, 2015, we intend to provide consulting and advisory services to the cannabis industry. Due principally to our financial condition and resultant lack of financial resources as described elsewhere in this Form 10-K, to date neither segment has generated revenue due to the inability (i) to complete the development of and launch the online marketplace and community platform and (ii) to hire employees with the necessary expertise to commence the cannabis industry consulting and advisory services business and/or purchase businesses with appropriate business strategies and expertise, or farmland to cultivate cannabis crops.

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

The Business

Online Market and Community Platform

Smoofi plans to provide an online market and community connecting local resources with local needs. The goal is to provide an online venue for basic services by aggregating these typically low cost services within each local market. This will maximize value for both the person or company requesting the service and for the person or company providing the service. For example, even a "stay at home mom" or "retired baby boomer" could earn an extra $5 to $100 a day by simply dropping off meals for seniors, walking a pet or providing home-based technical support. A service provider, such as a gardener or pet caretaker can now see the exact people requesting service within a specific ZIP Code or address and what day and time they want the service. This allows the gardener or pet caretaker to optimize their work schedule and earn more income by mowing more lawns or walking more pets in the same day which allows the service requestor to receive the service on the exact day and time they want.

Smoofi' technology will be targeted for busy individuals, families and for people who need tasks completed at odd hours of the day. Smoofi works for any type of service from technical services (HDTV to computers), auto services (dents and windshields), home services (meals to pets to babysitting), real-estate services (notaries to gardening), transportation services (packages to people), personal services (exercise to haircuts), and much more. Smoofi also works great for non-profit organizations, institutions, city services and corporate services such as city parades, corporate events, non-profit activities (beach cleanup, meals on wheels, etc.) and others.

After it is launched, Smoofi will work by simply listing one's service on Smoofi.com by location, date, time, price, service type, service ranking and provider history. The first person who can provide that service on that date, at that time and meets the service ranking and history requirements will get the project. No bidding, no waiting a week for an auction to close, no shifting through numerous people to try to determine the best person. Smoofi plans to create an online service community where members track service provider history, including rankings, reliability, on time, etc. and creates an automated service request around this ranking and history.

The platform will also provide an online web space (Web 2.0 features) for each user. This allows the service requestor to track and manage all their services in one place, on one website. For example, keep grocery lists, medication lists, kids and family schedules, pick up places, and more all on their own Smoofi site. The service requestor determine who can see what information or log into his or her account. Smoofi plans to keep a complete audit trail of current and future service requests, costs and allows individuals to make payments to service providers via credit card or directly from the service requestor's bank account. Service providers will then be able to receive credit card payments for services formerly only paid for with cash, and these funds will be automatically transferred into a bank account.

The platform will also allow a service requestor to receive mobile alerts when their service provider (such as a pet walker) arrives at their house and when they leave your house. Smoofi will also keep an audit trail of all services provided, such as every time a meal is dropped off at your grandfather's house or his diabetes medication is delivered or when a pet is picked up and dropped off at the house.

The platform will be a useful tool for both service requestors and service providers. Service providers will benefit by having online access to view service requests in their community by location, date, time and service request type. This will allow service providers to group or aggregate their services and maximize their revenue opportunities. The platform also provides each service provider their own website to track and manage service requests and bids. It will also notify each service provider by email or mobile alert of new service requests within their saved search request and via mobile text messaging let the service requestor know when the service provider arrived and when it completed a service. Smoofi's platform will also allow service providers to accept credit card payments both via Smoofi's and via their own website, eliminating the problem of tracking down payment for services at a later time.

Smoofi's online marketplace and community is designed to solve a number of market problems:

1)	Matching local resources with local need.

2)	Ability to aggregate small services and small transaction fees for basic services.

3)	Provide funds and job opportunities for people with mixed schedules.

4)	Provide an online community to rank and compare service providers.

5)	Provide service requestors online space to track and manage service requests, receive mobile alerts of completed services, list services by data and time.

6)	Provide service providers online space to track service requests and accept credit card payments.

Smoofi GeoCalendar

Smoofi's technology is based both on geographic location services (GIS) and mobile technology. A service requestor or service provider has the ability to list, search, track and manage services by geographic location, day & time and service type. Smoofi calls this technology GeoCalendar.

Smoofi's technology will have all the basic online community features for the family or individual who needs help including a dedicated website for each family or individual to list and track their schedules, medication, transportation requirements, service requests, etc. By listing this information, a demand is created in the market place for these services. Helpers will be able to quickly match their availability via innovative Geographic Information Calendar or (GeoCalender). The site will also connect users via mobile phone, sending text message reminders, alerts, arrival and departure times, grocery lists, etc. (via text message back to the system) and integrated services to rank and track service requests and service providers.

Smoofi's technology will also have all the basic online community features for the service provider, including a detailed online profile (gender, availability, rate, ZIP Code), pictures, videos, and more. But service providers will also have access to an online website to view, track and manage the family or individual they are helping. For example, they could view the family or individual website to see class schedules, grocery list, pet pictures, etc. The service provider could also text back to the website and alert others (such as family members) on arrival time, departure time, confirm medication has been taken, etc. The text will also become part of the individual or family member website creating an online audit trail of the persons care or service, even though the service maybe provided by 1 or even one hundred different service providers throughout the years.

Later versions of Smoofi's technology will also create a push model for Non-Profit Organizations, City Organizations or Athletic Organizations to push requests out to the community for support. Smoofi GeoCalendar will differentiate between paying activities and non-profit activities. But in some cases non-profit or even city events may pay minimum wage for basic services (security, crowd control, parade clean-up, etc.). City organizations and non-profits currently find it hard to find basic resources to help within the community and often end up paying for these services. This later version of Smoofi's technology will also allow people to participate in non-profit events and get the word out about special events in the local community. Services that can be Aggregated and Pushed by Location, Organization, Community, Service Type, or Date and Time.

The following summarizes the various types of services that will be addressed by Smoofi's online market and community:

Meal Delivery (seniors / special needs)	Pet Services (dog walking, pet cleaning)	Athletic Organizations / Events
At Home Care	Real Estate Services (loan documents, notary, house management)	Medications / Grocery Lists
Baby Sitting	House Sitting	Events / Activities
Non-Profit Organizations	Transportation Services Copy & Printing Services	Technology Services (HDTV Support / Repair, computer repair)
City Events (parades, conferences, etc.)	Laundry Services (dry cleaning, uniforms)	Shipping Services (cars, boxes, people)
Clean-Up / Waste Management	Personal Organizers	Home Repairs / Home Hair Cuts
Gardening	Court Services (notary, legal documents)	Auto Repairs
Corporate Events Youth Groups	Ticket and Event Services (ticket pickup/drop-off, parking, etc.)	Lessons (Piano, 2nd language, tutoring, etc.)
Pickup / Drop-off Services (library books, videos, etc.)	Exercise, Diet, Nutrition

Online & Mobile Advertising

Smoofi's technology maximizes web portal utilization to push local advertisements both on the website and on mobile text messages and email alerts. These advertisements will be geared both to the service provider and the service requester and towards the service that is being provided and the ZIP Code they live in.

For example, a service request for someone to wash their dog will result in an online service request on Smoofi's platform. When a service requestor submits the request, they may see an advertisement for dog food. When the service provider logs in and views the requested service, they may see an advertisement for dog shampoo or local pet store.

Also, the service requestor will receive a mobile alert when the service provider arrives up at its house to walk the dog and when they leave. This mobile alert will have a mobile text advertisement such as information on a local pet store. When the service requestor approves payment online, the service provider will receive a mobile alert that the payment is made, the advertisement to service provider may be a local supply shop or additional pet walking requests from the website.

Smoofi's technology will combine online market, community and geographic information services with mobile text messaging, advertising and mobile geographic information services. Even local coupons or coupon codes can be sent to mobile phones and integrated with each service request. Advertisers can also narrow down their advertisement by ZIP Code, service type, or day and time.

Smoofi's target market generally is urban communities where many people have mixed schedules and/or want to earn extra income for weekend or general expenses. For example, many people are involved in multi-tiered marketing programs such as Juice Plus, Pampered Chef, Avon and others. We believe that many people just want extra income to offset personal expenses. In other cases baby boomers are working at Macy's, Crate & Barrel, as kindergarten teachers, pet walkers and many other jobs. This leads us to believe that there's an underlying market and demand for these services. With our intended platform, people will be able to get paid for services they enjoy performing such as those described above. Whatever their interest, there's a way to make additional revenue.

Smoofi "Get & Share" - Viral Marketing

An existing open source technology is "Get & Share." This is how "Get & Share" works: a user can right click on any of our intended services and paste it on social media sites such as YouTube, Facebook, iGoogle or other web community site. This technology will allow users to copy Smoofi service requests and paste them on their most popular site. In doing so, if a service provider clicks on the link and accepts the service request from the Smoofi site, a credit will be provided back to this user. In other words, the user that posts the service, gets paid for generating either a response to the need for the service or an offer to provide the service. We believe this will create a Viral Marketing program for Smoofi and extend users social media accounts allowing them to book and manage basic services both for income or for personal or family use.

Smoofi Payment Engine

Similar to Google Checkout or PayPal, the Smoofi payment engine will allow service providers to accept credit card transactions, either on the Smoofi website, on their own website or via email. Initially Smoofi may utilize Google's Checkout API or PayPal's API to handle financial transactions brining security and name brand to Smoofi's services. Over time we believe there is a great opportunity to create a customized payment transaction engine dedicated to the service industry.

Smoofi Revenue Model

Smoofi has the following revenue models, each will morph into a different revenue model as the site gains traction.

1)	Transaction Fees - Smoofi will receive $1 for each transaction from the service requestor upon listing of the available job. Users can pay fees via credit card.

a.

Viral Marketing - A $.25 credit will be provided back to those users who place Smoofi "Get & Share" ads on their Facebook pages and/or other community websites when a Service Provider clicks their link and accepts the service terms.

2)	Keyword Advertising - using Google Adwords or Yahoo Marketing, Smoofi can provide online advertisements and mobile text message advertisements.

a.

Smoofi Advertising Engine - Over time Smoofi will develop its own advertising engine where advertisers can bid on key terms at the ZIP Code level and determine if they want online or mobile text messages or both.

b.

We believe the advantage of our advertising engine is that the user will know the exact address and interest of the service requestor which will allow the user to provide targeted ads, such as an advertisement for PetCo to all people requesting dog walks.

3)	Credit Card Transactions - using Google Checkout and/or PayPal, Smoofi will be able to generate revenue via credit card transactions.

a.

Credit Card Transaction Engine - developing a custom transaction engine with a major bank or partnering with Google Checkout, Smoofi intends to have their own proprietary credit card transaction engine for service providers.

4)

Mobile Text Messaging Services - using mobile text messaging (or emails) to notify the user of arrival and departure times of service providers will allow for targeted advertising by service type and ZIP Code.

5)

Membership Fees - there will be no membership fees in the first version of Smoofi, but over time service providers may be charged an annual membership fee ($25 to $100) to join Smoofi. The benefits are more business, online and mobile alerts, online and mobile directions, online payment gateway to accept credit card transactions.

Marketing Plan - Initial Launch

Smoofi will leverage two major marketing, branding and PR programs. First, Smoofi will initially focus on launching its platform in only key markets such as California. Secondly, Smoofi will only expand to other markets as technology is proven and tested. In other words, Smoofi will not endeavor to grow too fast until the concept is completely proven out on a small scale. Eventually, Smoofi will use AM Radio advertising to target people in traffic during peak times who have limited time and need basic services completed at specific dates and time and are willing to pay a $1.00 for this service. Smoofi will also leverage Web 2.0 services to create viral marketing programs throughout the web integrating Smoofi services with other major community websites such as Facebook.

Competitive Conditions

There are many online and offline technologies similar to Smoofi's such as Craig's List, Kudzu, eBay Auctions, Penny Saver, and others; however, we do not believe there are any online websites that focus only on the service industry as an eCommerce / classifieds / auction marketplace. Craig's List does not have an eCommerce or credit card system and there is no member feedback or rating system.

Smoofi will target the underlining service industry, setting up a system for online services by ZIP Code where service providers can quickly qualify and identify leads by price, location and service type. Service requestors will be able to quickly list services and find qualified candidates based things such as feedback rating and length of membership. The service requestor will also be able to pay via credit card. We intend Smoofi to be a safe, secure, easy to use, and self-regulating community based on an eBay type rating system.

Market Demand - Demographics

Demographics - A Growing Problem for the Service Industry. We believe the historical trend that sees the older population growing at a faster pace than the total population will continue well into the 21st Century.

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

Operations, Consulting and Advisory Services in the Cannabis Industry

As an expansion of our overall business strategy, we have appointed a new Director to expand our platform and services to enter the cannabis industry. We intended to enter into this area by leasing farm land.

Governmental Regulations

Cannabis is subject to regulation at both the federal and state level, with both hemp and its cousin marijuana being classified as a Schedule 1 controlled substance under the Controlled Substances Act ("CSA"), which generally means that Congress has determined that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime. The CSA does not recognize the differences between medical and recreational uses of marijuana and all uses are prohibited. Notwithstanding the federal classification, currently 23 states and the District of Columbia have laws and/or regulations legalizing the use of marijuana in some form or another for legitimate medical purposes. Four of those states and the District of Columbia have legalized marijuana for recreational use. A number of other states have decriminalized the possession of small amounts of marijuana.

Twenty-seven states have removed some legal barriers to the production of industrial hemp, three of which now license or register farmers to grow hemp under state law. In January of 2015, the Industrial Hemp Farming Act was introduced in the U.S. House and Senate. If passed, all current restrictions on the cultivation of industrial hemp would be removed, along with its classification as a Schedule 1 controlled substance. Industrial hemp is legal to grow in more than 30 countries. The United States is one of the few industrialized nations that does not currently allow the cultivation of hemp. A substantial volume of hemp is imported into the United States each year, primarily from Canada and China, in order to fulfill the growing domestic demand for hemp products. The annual retail sales for hemp products was estimated at $620 million in 2014.

In addition to federal and state legislation, local laws at the county, city and municipality level add further complexity. Despite a state's having adopted legislation legalizing cannabis, such entities within the state seem to have the ability to otherwise restrict cannabis activities, including but not limited to cultivation, retail or consumption through zoning or other means.

The Financial Crimes Enforcement Network ("FinCEN") provided guidance in 2014 about how financial institutions, such as banks and brokers or dealers in securities, can provide services to marijuana-related businesses consistent with their Bank Secrecy Act ("BSA") obligations. As a result, access to the U.S. banking system is effectively denied to businesses engaged in many aspects of the cannabis, or more specifically marijuana, industry. The Company does not intend to engage in any such business activities.

Competitive Conditions

The market for cannabis products and related services is highly fragmented and competitive, with hundreds of public and privately owned companies participating in one or more aspects of hemp or marijuana products, including both those from traditional businesses and emerging marijuana industry companies. As with many other industries, competition is based on price, product or service quality, customer service, brand name and marketing and trade support, and successful new product introductions. Many competitors have or will have significantly greater financial and other resources available to them. Large, well-capitalized pharmaceutical companies may chose enter the cannabis industry, particularly if marijuana and hemp are decriminalized.

Intellectual Property

We have no patents or trademarks.

Seasonality

The cultivation of cannabis crops is highly seasonable; accordingly, future revenue that might be derived from this activity will be seasonable. The other activities that we will engage in are not seasonable.

Employees

As of January 8, 2016, we had two employees; Mr. Sean Clarke, serving as our chief executive officer, president and chief financial officer, Mr. John Donahue serving as our chief operating officer, neither of whom presently work for the Company on a full time basis. Mr. Clarke is allowed to devote a limited amount of his time to us as he is not limited or restricted from being involved with us by his current employer. He is under no contractual agreement with us and has not received cash compensation to date. Mr. Clarke has been initially compensated through the issuance of shares of the Company's common stock and will not receive cash compensation until such time as we are able to raise sufficient equity or debt financing or we become profitable. We entered into an engagement agreement with Newport Board Group on April 21, 2015 for a term of 60 days for Mr. Donahue to serve as chief operating officer. A new agreement was signed effective June 21, 2015 which extends Mr. Donahue's services on a month to month basis. The monthly fee under both agreements is $4,000. At September 30, 2015, $9,500 of unpaid fees was accrued. No further payments have been made since that date.

In the past, we retained an independent software development firm on an "as needed" basis, and we may in the future use other independent contractors and consultants to assist in many aspects of our business on an "as needed" or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

ITEM 1A. RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Related to the Business

Smoofi has virtually no financial resources. Our independent registered auditors' report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Smoofi is an early stage company and has virtually no financial resources. We had a cash balance of $2,160, as of September 30, 2015. We have working capital deficit of $271,512 and an accumulated deficit of $652,239 at September 30, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended September 30, 2015 that states that Company's losses from operations raise substantial doubt about its ability to continue as a going concern. We are seeking additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

The Company (i) is engaged in the development of an initial design and framework of its proposed online marketplace and community portal platform through Mr. Clarke's efforts, as well as through the efforts of a software development firm which the Company had been working with on an as "needed basis" and (ii) recently entered into the cannabis industry. We have historically spent between $5,000 and $10,000 per month in operational expenses, and this spending will need to substantially increase in response to the expanded business plan. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained. No assurances can be given that we will be able to receive funds to continue our operations beyond a month-to-month basis. Similarly, there are no assurances that we will be able to raise the funds needed to successfully enter the business of providing consulting and advisory services to the cannabis industry.

Smoofi is and will continue to be completely dependent on the services of our chief executive officer, president and chief financial officer, Sean Clarke, our chief operating officer, John Donahue, and Brian Loiselle, a director serving as a consultant, the loss of whose services may cause our business operations to cease, and we will need to engage and retain additional qualified employees and consultants to further implement our strategy.

Smoofi's operations and business strategy are substantially dependent upon the knowledge and business connections of Messrs. Clarke, Donahue and Loiselle, who are under no contractual obligation to remain employed by us. If one or more should choose to leave us for any reason or becomes ill and is unable to work for an extended period of time before we have hired appropriate replacement personnel, our operations could fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus.

Messrs. Clarke's, Donahue's and Loiselle's current employment situations do not limit or restrict them from being involved with our Company.

Because marijuana is illegal under federal law, we could be subject to criminal and civil sanctions for engaging in activities that violate those laws.

Although our current plans to provide services to the cannabis industry primarily involve hemp and derivative products, which are generally subject to substantially less onerous legal regulations than marijuana, to the extent we are involved, even indirectly, with marijuana, we will be subject directly or indirectly with restrictive federal laws.

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

As of December 31, 2015, 23 states and the District of Columbia allow its citizens to use medical marijuana, while voters in four states and the District of Columbia have legalized cannabis for recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Laws and regulations affecting the regulated marijuana industry are constantly changing, which could detrimentally affect our proposed operations, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our proposed cannabis business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to the cannabis related portion of our business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our proposed cannabis business.

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

Our future clients that may be involved with marijuana as well as the Company may have difficulty accessing the service of banks, which may make it difficult to contract for real estate needs.

Although our current plans to provide services to the cannabis industry primarily involve hemp and derivative products, which are generally subject to substantially less onerous legal regulations than marijuana, to the extent we are involved, even indirectly, with marijuana, we may have difficulty accessing the service of banks.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and "may not" be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that "it is possible to provide financial services"" to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date it is not clear what if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration-dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. We could be subject to sanctions if we are found to be a financial institution and not in harmony with FinCEN guidelines. Also, the inability of potential clients in our target market to open accounts and otherwise use the service of banks may make it difficult for them to contract with us.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in October 2013. All of our efforts to date have related to developing our business plan and beginning business activities. Through September 30, 2015, we had no operating revenues. We face a high risk of business failure. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which we will operate. There can be no assurance that future revenues from sales of our products and services will occur or be significant enough or that we will be able to sell our proposed products and proposed services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company's products and services and the successful implementation of its planned growth strategy.

We have acquired and commenced internally developing our website related business. We may not be able to acquire or internally develop additional services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire additional products or services, we will need to secure the necessary financing. Until we raise additional funds, we will continue to keep costs to a minimum. The cost to develop our business plan pertaining to the online marketplace portal as currently outlined will likely be in excess of $100,000. We will need additional funds to fully launch the portal and expand into the marketplace. If we are unable to obtain adequate funding or financing, we face the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for our growth. Furthermore, our announced expansion in business strategy to provide consulting and advisory services to the cannabis industry will require substantial funding which we will also have to procure. We will not be able to fully develop any of these businesses without additional funding the absence of which will likely lead to our failure.

We may not have or ever have the resources or ability to implement and manage growth strategy.

Although we expect to experience growth based on being able to implement our business plan, actual operations may never occur because our business plan may never be implemented due to lack of funds. If our business plan and growth strategy are implemented, of which no assurances can be given, a significant strain on our management, operating systems and/or financial resources will be imposed. Failure by our management to manage this growth, if it occurs, or unexpected difficulties encountered during growth, could have a material adverse impact on our results of operations or financial condition.

Our ability to operate profitable product lines or service offerings (if we are able to establish any product, product lines or service offerings at all) will depend upon a number of factors, including (i) identifying distribution channels, (ii) generating sufficient funds from our then existing operations or obtaining third-party financing or additional capital to develop new product lines, (iii) our management team and our financial and accounting controls and (iv) staffing, training and retaining of skilled personnel, if any at all. Certain of these factors will be beyond our control and may be adversely affected by the economy or actions taken by competing companies. Moreover, potential products and/or services that may meet our product/service focus and other criteria for developing new products or services, if we are able to develop or acquire at all, are believed to be limited. There can be no assurance that we will be able to execute and manage a growth strategy effectively or at all.

We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

Our future success depends largely on our ability to attract, hire, train and retain highly qualified technical personnel to provide our proposed services. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. Our results of operations and growth prospects could be materially adversely affected if we were unable to attract, hire, train and retain such qualified technical personnel.

We will face competition from companies with significantly greater resources and name recognition.

The markets in which we will operate are characterized by intense competition from several types of solution and technical service providers. We expect to face further competition from new market entrants and possible alliances among competitors in the future as the convergence of information processing and telecommunications continues. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than us. There can be no assurance that we will be able to compete successfully. We expect to encounter intense competition in the Internet/software industry. We will also compete for revenues with other Internet software providers. In addition, we will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products and services. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than us, and there can be no assurance that we will be able to compete effectively against any of our future competitors.

There are significant potential conflicts of interest.

Our personnel, presently Messrs. Clarke, Donahue and Loiselle, commit substantial time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, these key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

Mr. Brian Loiselle, a director of the Company, is a managing member of EastWest Secured Developments LLC ("EWSD"), which has approximately $800,000 invested in the Tamarack Project which is the subject of a certain Letter of Intent described below in Part I, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Letter of Intent. ESWD also has $830,000 invested in a certain farm in Colorado that we attempted to acquire. This farm was eventually acquired by and is now owned by a competitor; the aforementioned $830,000 is evidenced by a promissory note between the present owner and ESWD. Further, we made a non-refundable deposit of $50,000 in connection with the now-terminated Letter of Intent to acquire this farm which was written off.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

We are subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit, legal and filing fees in connection with the preparation of such reports. These additional costs could adversely impact our ability to earn a profit.

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

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits, quarterly reporting and internal controls. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs through the normal course of business which would result in our being unable to perform as a going concern.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our chief executive officer, president and chief financial officer and other director.

We have only two directors, one of which who also serves as our chief executive officer, president and chief financial officer, the other that also serves as a consultant. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include some independent members and at least one financial expert, if ever, there will be limited oversight of decisions and a activities of our chief executive officer, president and chief financial officer, our chief operating officer, and our other director, as well as little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (200,000,000) shares but unissued (169,614,200) shares (exclusive of 700,000 restricted shares granted but not issued). In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute book value per share of common stock, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management's ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. The board of directors' ability to issue shares without shareholder approval serves to enhance existing management's ability to maintain control of our company.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Article X of our Articles of Incorporation provides for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

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

If we were designated a shell our ability to resell your shares would be limited.

Some of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Pursuant to Rule 144, if we were designated a "shell company" as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, one year would be required to elapse from the time, we ceased to be a "shell company" and filed a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before our restricted shareholders could resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company, or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

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

At the present time, we are not classified as a "shell company" under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. However, in the event we were to be so designated, you would be unable to sell your shares under Rule 144.

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

Our board of directors (consisting of two individuals, our chief executive officer, president and chief financial officer and one other) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

The concentrated beneficial ownership of our common stock and the ability it affords to control our business may limit or eliminate minority shareholders' ability to influence corporate affairs.

Because of this concentrated stock ownership, the Company's largest stockholder, who is one of our two directors, will be in a position to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of this stockholder may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our principal stockholder. This level of control may also have an adverse impact on the market value of our shares because our principal stockholder may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Since none of our directors (currently two people) are independent directors or financial experts, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it costlier or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. These reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs after the year in which our registration statement became effective (i.e., 2014), we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. We may be required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that access to information regarding our business and operations will be limited.

We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our financial statements may not be comparable to companies that comply with public company effective dates.

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office address is 1031 Calle Recodo, Suite B, San Clemente, CA 92673. The space is provided to us by Mr. Clarke. Mr. Clarke currently incurs no incremental costs as a result of our using the space; therefore, he does not charge us for its use. There is no written lease agreement.

ITEM 3. LEGAL PROCEEDINGS

On September 17, 2015, Bristol Capital, LLC, filed a shareholders' derivative lawsuit against, among others, Brian Loiselle, a member of our Board of Directors, and CorGreen Technologies Holding Corporation ("CorGreen"), a public company where Mr. Loiselle formerly held an officer and director position. The lawsuit is currently pending on the Superior Court of California, County of Orange, Central Justice Center, Case No. 30-2015-00810402-CU-PP-CJC. Mr. Loiselle has informed us that CorGreen has agreed to represent him in the lawsuit and to defend Mr. Loiselle. The lawsuit does not involve the Company and so we believe the lawsuit has no actual or expected impact on our operating results or financial condition. Mr. Loiselle has informed us that he believes the allegations in the complaint are false and that he intends to ensure he is vigorously defended.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCAHSES OF EQUITY SECURITIES

Market Information

The Company's common stock is currently quoted on the OTCQB Market under the symbol "SMFI".

The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

Fiscal Year Ended September 30, 2014

	High	Low
First quarter	N/A	N/A
Second quarter	N/A	N/A
Third quarter	N/A	N/A
Fourth quarter	$0.75	$0.45

Fiscal Year Ended September 30, 2015

	High	Low
First quarter	$0.50	$0.33
Second quarter	$0.33	$0.33
Third quarter	$2.25	$0.33
Fourth quarter	$1.62	$0.30

The closing price of our common stock as reported on the OTC Markets on January 8, 2016, was $.14.

Description of Securities

The Company is authorized by its Articles of Incorporation to issue an aggregate of 205,000,000 shares of capital stock, of which 200,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 5,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of January 8, 2016, 30,385,800 shares of Common Stock were issued and outstanding.

Preferred Stock

Our Articles of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. No shares of preferred stock have been designated, issued or were outstanding as of January 8, 2016. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 5,000,000 shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

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

Common Stock

Our Articles of Incorporation authorizes the issuance of 200,000,000 shares of common stock. There are 30,385,800 shares of our common stock issued and outstanding on January 8, 2016. The holders of our common stock:

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

See also Plan of Distribution regarding negative implications of being classified as a "Penny Stock."

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

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Articles of Incorporation and By-Laws.

Holders

As of January 8, 2016, there were approximately 40 holders of record of our common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of its business.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Recent Sale of Unregistered Securities

In October 2013, following the Company's incorporation on October 15, 2013, the Company issued 21,750,000 shares of our common stock to its founder, Derek Cahill, as consideration for the purchase of a business plan along with a website. The acquisition of the business plan and website was valued at $72,500. On April 24, 1015, Mr. Cahill sold, for the consideration of $7,250, 21,750,000 shares of our common stock to Blue River Equity LLC, which is beneficially owned by a director of the Company, Mr. Brian Loiselle.

On October 29, 2013, the Company completed a private placement whereby it issued 5,400,000 shares of common stock to accredited investors at $0.003 per share for total gross proceeds of $18,000.

On April 16, 2014, the Company completed a public offering whereby it issued 1,735,800 shares of common stock at $0.042 per share for total gross proceeds of $72,325. The Company's Registration Statement on Form S-1 was declared effective March 6, 2014.

On August 7, 2015, the Company granted 100,000 shares of restricted common stock to its chief operating officer. On the date of the grant, the shares were valued at $.61 per share which was the unadjusted closing share price on that date for a fair value of $61,000. The shares vest over a six-month period, with the vested shares recorded on the accompanying balance sheet under equity - shares to be issued. The subject 100,000 shares of common stock will be issued in a subsequent period.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above private placement issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions

•	We placed restrictive legends on all certificates issued

•	No sales were made by general solicitation or advertising

•	Sales were made only to accredited investors

In connection with the above transactions, we provided the following to all investors:

•	Access to all our books and records

•	Access to all material contracts and documents relating to our operation

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access

The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. We currently have no commitments to issue any shares of common stock not disclosed elsewhere in this Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2015 and for the period of October 15, 2013 (inception) through September 30, 2014. The discussion and analysis that follows should be read together with the section entitled "Forward Looking Statements" and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Company Overview

The Company has not generated revenue since its inception on October 15, 2013 from the two business segments described below.

Online marketplace and community

The Company's initially-defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. The Company's products and services, essentially an online marketplace and community, will use proprietary technology that will enable users, both service requestors and service providers, to work collaboratively to obtain substantial improvements in performance, reliability and usability. Service requestors (people or companies requesting a service) name their own price, date and time for any service. A service requestor can also select qualifying criteria such as number of reviews or review rankings of a service provider. The first service provider who can provide that service, on that date, at that time and meets the service ranking requirements will get the project

The Company's online marketplace and online community will match up daily job or service requests and fill market demand for service requests throughout a particular local community, county or city and will connect local resources with local needs. A goal is to create jobs and provide market value for basic services by aggregating these low cost services within each local market. This will maximize value for either the person or company requesting the service and for the person or company providing the service. In other words, service providers will get the best possible price for their service and the party requesting the service will pay the lowest possible price.

Operations, Consulting and Advisory Services in the Cannabis Industry

As an expansion of our overall business strategy, we have appointed a new Director to expand our platform and services to enter the cannabis industry. We intended to enter into this area by leasing farm land.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Financial Statements contained in this Annual Report on Form 10-K certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Going Concern

Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the year ended September 30, 2015, and our financial statements for the year ended September 30, 2015 include a "going concern" footnote (See Footnote 3) disclosing that our ability to continue as a going concern is contingent on us to be able to raise working capital to generate revenue by completing and launching our online marketplace and community portal and implementing the new business strategy of providing consulting and advisory services to the cannabis industry.

Intangibles

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

Results of Operation

Year ended September 30, 2015 and the period October 15, 2013 (inception) through September 30, 2014

Revenue

Revenue was $0 for the year ended September 30, 2015 and $12,000 during the period October 15, 2013 (inception) through September 30, 2014. Revenue recognized during the period October 15, 2013 (inception) through September 30, 2014 related to providing one-time outsource placement services.

Cost of Sales

Cost of sales was $0 for the year ended September 30, 2015 and $9,500 during the period October 15, 2013 (inception) through September 30, 2014. Cost of sales recognized during the period October 15, 2013 (inception) through September 30, 2014 related to the cost associated with providing outsource placement services.

General and Administrative Expenses

General and administrative expenses amounted to $490,996 and $147,413 for the year ended September 30, 2015 and the period of October 15, 2013 (inception) through September 30, 2014, respectively. Expenses consisted primarily of $328,590 for professional fees which included $217,902 of stock based compensation expense for services for the year ended September 30, 2015, $51,000 for investor relations and $31,115 for website and software development. There were also $74,495 of impairment loss on the intangibles. General and administrative expenses consisted primarily of $62,318 for professional fees and $55,017 for website and software development for the period from October 15, 2013 (inception) through September 30, 2014.

Interest Expense and Other

Interest expense was $5,516 and $10,814 for the year ended September 30, 2015 and the period October 15, 2013 (inception) through September 30, 2014, respectively, which related to interest accrued on borrowings, which were greater in the 2014 period.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended September 30, 2015 and the period October 15, 2013 (date of inception) to September 30, 2014:

	Year Ended September 30, 2015	October 15, 2013 (inception) through September 30, 2014
Operating Activities	$(97,652)	$(63,543)
Investing Activities	-	(1,995)
Financing Activities	25,025	140,325
Net Effect on Cash	$(72,627)	$74,787

Since acquiring the business plan and website, most of our resources and work have been devoted to our online marketplace and community portal, that is, planning our business, web site development, mobile application development, and implementing systems and controls. When those procedures are completed, which we believe will occur over few month period following the receipt of adequate financing, we will primarily work on our intended service offerings as well further internal development of software for which we have developed our initial framework of and completed some coding. We believe that the work needed to initiate and complete the software development for our online marketplace and community portal, attract developers, and initiate our marketing plans, including the development of a saleable product suite, may be in excess of $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we will then commence the launch of our intended services and software products to the public. If we are able to use internal resources only (primarily consisting of the services of our chief executive officer, president and chief financial officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be funded by our chief executive officer, president and chief financial officer to the extent that he is capable and willing to provide such funds. While we have previously engaged the services of an established software development firm which we used on an as "needed basis", their involvement is limited by our ability to raise financing. Our goal would be to have software products available, services available, multiple sales channels and a comprehensive corporate website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

In October 2013, following the Company's incorporation on October 15, 2013, the Company issued 21,750,000 shares of our common stock to its founder, Derek Cahill, as consideration for the purchase of a business plan along with a website. The acquisition of the business plan and website was valued at $72,500. To date, we have sold 5,400,000 shares of our common stock at $0.003 per share for $18,000 through a private placement and we sold 1,735,800 shares of our common stock at $0.042 per share for total gross proceeds of $72,325 through a public placement.

If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

  As a public company, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we would not be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for an opinion on our system on internal controls by our independent audit firm unless and until we exceed $75 million in market capitalization. These obligations may reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

We are presently seeking equity and debt financing for both segments of our business. However, these actions, if successful, would likely result in dilution of the ownership interests of existing shareholders and further dilute common stock book value, and such dilution may be material. Such issuances may also serve to enhance existing management's ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management. The Company may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

As of September 30, 2015, we owed $191,844 in connection with organizational costs, past and recent professional services, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our as "needed basis" software development firm as further described below. There are no other significant liabilities at September 30, 2015.

As of September 30, 2015, the Company had two notes payable issued and outstanding with a total principle of $75,025 and accrued interest of $10,168. The first note, with a remaining balance of $25,000, was due on June 30, 2015, and has an interest rate of 12%. This note remains unpaid. The second note for $50,025, which was issued on June 29, 2015 and was due on July 3, 2015, and has an interest rate of 8%. This note remains unpaid.

Letters of Intent

On April 24, 2015, the Company signed a non-binding Letter of Intent ("LOI") with a licensed cultivator to provide turnkey operations and services to a 150,000 square foot licensed cultivation facility located in Pueblo, Colorado (the "Tamarack Project"). In connection therewith, the first phase of construction was expected to begin in June 2015, with cultivation expected begin in early July; however, none of these events have occurred as of the filing of this Annual Report on Form 10-K. Further progress with respect to this LOI is dependent on, among other matters, the Company obtaining the necessary financing to proceed.

A separate non-binding LOI with Generex Biotechnology Corporation signed April 22, 2015 has been effectively terminated.

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

FORM 10-K

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Smoofi, Inc.

We have audited the accompanying balance sheets of Smoofi, Inc. ("Company") as of September 30, 2015 and 2014 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended September 30, 2015 and for the period from October 15, 2013 (inception) to September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smoofi, Inc. as of September 30, 2015 and 2014, and the result of its operations and its cash flows for the year ended September 30, 2015 and for the period from October 15, 2013 (inception) to September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had minimal revenues and earnings since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes achieving profitable operations and raising additional funds through financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

January 22, 2016

Walnut, CA.

SMOOFI, INC.

BALANCE SHEETS

	September 30,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$2,160	$74,787
Prepaid expenses	3,165	-
Total Current Assets	5,325	74,787

OTHER ASSETS:
Intangible asset, net	-	74,495
TOTAL ASSETS	$5,325	$149,282

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$182,144	$87,531
Due to related party	9,500	-
Notes payable and accrued interest payable	85,193	54,653
TOTAL LIABILITIES	276,837	142,184

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 30,385,800 shares issued and outstanding	30,386	30,386
Additional paid in capital	132,439	132,439
Accumulated deficit	(652,239)	(155,727)
Common stock to be issued	217,902	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(271,512)	7,098

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,325	$149,282

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

SMOOFI, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30, 2015	October 15, 2013 (inception) through September 30, 2014

Revenue	$-	$12,000
Cost of sales	-	9,500
Gross profit	-	2,500
Operating expense:
General and administrative expenses	(490,996)	(147,413)
Loss from operations	(490,996)	(144,913)
Other expense

Interest expense	(5,516)	(10,814)

Total other expense Loss before provision for income tax	(496,512)	(155,727)
Provision for income taxes	--	-

Net loss	$(496,512)	$(155,727)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	30,385,800	29,257,266

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

 SMOOFI, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Common Stock to be Issued
	Shares	Amount				Total
Balance - October 15, 2013 (date of inception)	-	$-	$-	$-	$-	$-
Shares issued for business plan and website on October 15, 2013	21,750,000	21,750	50,750	-	-	72,500
Shares issued for founder's shares	1,500,000	1,500	(1,500)	-	-	-
Shares issued in private placement completed on October 29, 2013	5,400,000	5,400	12,600	-	-	18,000
Shares issued for cash on April 16, 2014	1,735,800	1,736	70,589		-	72,325
Net loss	-	-	-	(155,727)	-	(155,727)
Balance - September 30, 2014	30,385,800	30,386	132,439	(155,727)	-	7,098

Shares to be issued for services	-	-	-		217,902	217,902
Net loss	-	-	-	(496,512)		(496,512)
Balance - September 30, 2015	30,385,800	$30,386	$132,439	$(652,239)	$217,902	$(271,512)

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

SMOOFI, INC.

STATEMENT OF CASH FLOWS

	Year Ended September 30, 2015	October 15, 2013 (inception) through September 30, 2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(496,512)	$(155,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible asset impairment loss	74,495	-
Stock issued for services	217,902	-
Change in operating assets and liabilities:
Prepaid expenses	(3,165)	-
Accounts payable and accrued expenses	94,612	87,531
Due to related party	9,500	-
Accrued interest payable	5,516	4,653
Net Cash Used in Operating Activities	(97,652)	(63,543)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of intangibles	-	(1,995)
Net Cash Used in Investing Activities	-	(1,995)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of note payable	50,025	200,000
Repayment of note payable	(25,000)	(100,000)
Repayment of note payable - related party	-	(50,000)
Issuance of common stock for cash	-	90,325
Net Cash Provided by Financing Activities	25,025	140,325

CHANGE IN CASH	(72,627)	74,787
CASH AT BEGINNING OF PERIOD	74,787	-
CASH AT END OF PERIOD	$2,160	$74,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$6,197
Income taxes	$-	$-

Non-cash investing and financing activities:
Intangibles acquired	$-	$72,500

The accompanying notes are an integral part of these financial statements.

SMOOFI, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Smoofi, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 15, 2013. The Company issued 21,750,000 shares of its common stock to our founder, Derek Cahill, as consideration for the purchase of a business plan along with a website.

Online marketplace and community

The Company's initially-defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. The Company's products and services, essentially an online marketplace and community, will use proprietary technology that will enable users, both service requestors and service providers, to work collaboratively to obtain substantial improvements in performance, reliability and usability. Service requestors (people or companies requesting a service) name their own price, date and time for any service. A service requestor can also select qualifying criteria such as number of reviews or review rankings of a service provider. The first service provider who can provide that service, on that date, at that time and meets the service ranking requirements will get the project

The Company's online marketplace and online community will match up daily job or service requests and fill market demand for service requests throughout a particular local community, county or city and will connect local resources with local needs. A goal is to create jobs and provide market value for basic services by aggregating these low cost services within each local market. This will maximize value for either the person or company requesting the service and for the person or company providing the service. In other words, service providers will get the best possible price for their service and the party requesting the service will pay the lowest possible price.

Operations, Consulting and Advisory Services in the Cannabis Industry

As an expansion of our overall business strategy, we have appointed a new Director to expand our platform and services to enter the cannabis industry. We intended to enter into this area by leasing farm land.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 fiscal year end.

b. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. We determine the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete).

d. Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

e. Loss per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

The Company's adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures

g. Income Taxes

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

No provision was made for Federal or State income taxes for the reporting periods presented.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $271,512 and an accumulated deficit of $652,239 at September 30, 2015.

While the Company believes that, with adequate financial resources, it will be able to generate revenues from services, including cannabis industry consulting services, and further developing and launching its marketplace platform, the Company's cash position is not sufficient to support theses growth plans and daily operations. Management believes that the actions presently being taken to further broaden and implement its business plan and generate additional services, products and revenue provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances that will ever occur. The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve profitable operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - INTANGIBLE ASSET

The Company's intangible asset is an online marketplace and community platform designed to provide an online venue for basic services by aggregating typically low cost services within each local market. This platform has yet to be launched since development has not been completed.

The additional passage of time since initial design and development efforts commenced indicates that impairment of this intangible asset may have occurred. The Company's lack of funds required to complete development, launch and begin marketing efforts is the reason for this passage of time. In accordance with GAAP, a two-step approach is required, with the first being a recoverability test comparing the carrying amount of the asset to the sum of future undiscounted cash flows to be generated through use and eventual disposition. Due principally to the increase over time in the number of service offerings that compete with one or more features of the Company's platform and that have been launched and successfully gained market share, as well as general technological advances, the Company has determined that it cannot forecast future revenue and expenses and calculate future cash flows and fair value; accordingly, management has concluded that the entire carrying amount may not be recoverable and, therefore, an impairment loss of $74,495 has been recorded and included in general and administrative expenses for the year ended September 30, 2015.

NOTE 5 - DEPOSIT ON INVESTMENT

On June 29, 2015, the Company made a non-refundable payment of $50,000 in connection with a Letter of Intent to purchase certain farm property in Colorado. The Company did not close on the purchase of the property; accordingly, it wrote off the payment and included the charge in general and administrative expenses.

NOTE 6 - CONSULTING AGREEMENT

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company will pay the consultant a monthly fee of $8,500 on the first day of each month with the payment deferred until the Company closes financing in the amount of $3 million or greater. Additionally, the Company was required to issue the consultant 200,000 shares of common stock on October 1, 2015. On the date of the consulting agreement entered, April 1, 2015, the shares were valued at $1.00 per share which was the unadjusted share price prior to three-for-one forward stock split. The shares, which have not been issued as of September 30, 2015 and were recorded under equity - shares to be issued, will be issued in a subsequent period.

During the year ended September 30, 2015, the Company recorded stock based compensation expense in the amount of $200,000 associated with the vesting of the common stock.

NOTE 7 - NOTES PAYABLE

As of September 30, 2015, the Company had two notes payable issued and outstanding with a total principle of $75,025 and accrued interest of $10,168. The first note, with a remaining balance of $25,000, was due on June 30, 2015, has an interest rate of 12%. This note remains unpaid. The second note, which was issued on June 29, 2015 and was due on July 3, 2015, has an interest rate of 8%, and remains unpaid. Both notes are in default as of September 30, 2015.

NOTE 8 - SHARE CAPITAL

The Company is authorized to issue 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company issued 500,000 shares of its common stock to its chief executive officer, president and chief financial officer as founder shares. The Company issued 21,750,000 shares of its common stock to Derek Cahill as consideration for the purchase of a business plan along with a website. The acquisition of the business plan and website was valued at $72,500.

On October 29, 2013, the Company completed a private placement whereby it issued 5,400,000 shares of common stock to accredited investors at $0.003 per share for total gross proceeds of $18,000.

On April 16, 2014, the Company completed a public offering whereby the Company sold 1,735,800 shares of its common stock at $0.042 per share for total gross proceeds of $72,325.

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company granted 200,000 shares of restricted common stock to the investor relations firm which fully vested on October 1, 2015. On the date of the consulting agreement was entered into, April 1, 2015, the shares were valued at $1.00 per share which was the unadjusted share price prior to three-for-one forward stock split. During the year ended September 30, 2015, the Company recorded share based compensation expense in the amount of $200,000 associated with the vesting of the common stock granted. The vested common stock was recorded under equity - shares to be issued.

On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company's common stock. Accordingly, shareholders owning shares of the Company's common stock will receive two additional shares of the Company for each share they own. The Company had 10,128,600 shares issued and outstanding. As a result of the forward stock split, at September 30, 2015 the Company has 30,385,800 shares of common stock issued and outstanding. The Company received notification from the Financial Industry Regulatory Authority (FINRA) on May 7, 2015, that it could proceed with the three-for-one forward stock split. Additional funds were reallocated from Additional Paid in Capital to the Common Stock account in an amount equal to the additional par value represented by the additional shares issued under the stock split. All share information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this transaction.

On August 7, 2015, the Company granted 100,000 shares of restricted common stock to its chief operating officer. On the date of grant, the shares were valued at $.61 per share which was the unadjusted closing share price on that date for a fair value of $61,000. The shares vest over a six-month period; accordingly, during the year ended September 30, 2015, the Company recorded stock based compensation expense in the amount of $17,902 associated with vesting of the common stock granted. The vested common stock was recorded under equity - shares to be issued. The subject 100,000 shares of common stock will be issued in a subsequent period.

NOTE 9 - INCOME TAXES

As of September 30, 2015, the Company had net operating loss carry forwards of approximately $652,239 that may be available to reduce future years' taxable income through 2034. The Company has not filed its income tax return.

As of September 30, 2015
Deferred tax assets:
Net operating tax carryforwards	$254,373
Other	-
Gross deferred tax assets	254,373
Valuation allowance	(254,373)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Management periodically reviews the likelihood that that it will be able to recover its deferred tax assets. As the achievement of required future taxable income is uncertain based on an assessment of all available evidence, the Company recorded a valuation allowance equal to the full amount of its deferred tax assets as of September 30, 2015.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 5.0% for 2015 is as follows:

2015
Income tax benefit at federal statutory rate	(34.00)%
State income tax benefit, net of effect on federal taxes	(5.00)%
Valuation allowance	39.00%
Effective rate	0.00%

NOTE 10 - RELATED PARTY TRANSACTIONS

Mr. Brian Loiselle, a director of and consultant to the Company, has, through an affiliated company, approximately $800,000 invested in the "Tamarack Project" which is the subject of a certain Letter of Intent to which the Company is a party, as well as $830,000 invested in a certain farm and property in Colorado that the Company unsuccessfully attempted to acquire. This farm was eventually acquired by and is now owned by a competitor; the aforementioned $830,000 is evidenced by a promissory note between the present owner and the affiliated company controlled by Mr. Loiselle. As described in Note 4, the Company made a non-refundable payment of $50,000 in connection with its attempt to purchase this farm and property, which was written off in the year ended September 30, 2015.

On April 22, 2015, the Company and Newport Board Group entered into an Advisory Services Agreement whereby Mr. Donahue would serve as the Company's Chief Operating Officer. The term of the initial agreement was for 60 days. A second agreement was executed on June 9, 2015, with no set termination date; however, either party may terminate the agreement at any time with 30 days' written notice. The monthly fee under both agreements is $4,000. During the fiscal year ended September 30, 2015, the Company paid $11,832 to Newport Board Group, with an additional $9,500 of monthly fees deferred and included as Due to Related Party at September 30, 2015. The Company has continued to defer and accrue all additional fees through the date of filing of this Report. As described in Note 8, on August 7, 2015, the Company granted 100,000 shares of restricted common stock to Mr. Donahue.

NOTE 11 - SUBSEQUENT EVENTS

On January 14, 2016, the Company issued a promissory note in the amount of $47,000 to EastWest Secured Developments, LLC; an Arizona Limited Liability company of which Mr. Brian Loiselle, a director of and consultant to the Company, is a managing member. The principal and unpaid and accrued interest thereon are due on the earlier of one week after the closing of a certain contemplated acquisition or July 31, 2016. This note has an interest rate of 10% per annum, with penalty provisions in the event this note is in default.

On January 15, 2016, the Company entered into a secured promissory note in the amount of $46,400 to advance funds to the sellers of the above-mentioned possible acquiree. Closing will be subject to financing and other contingencies per a non-binding Letter of Intent. This note has an interest rate of 8% per annum, with principal and unpaid and accrued interest due on March 31, 2016, unless the contemplated transaction closes prior thereto, in which case the note will be cancelled.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation by our management, which consists of two individuals, our Chief Executive Officer, President and Chief Financial Officer and our Chief Operating Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The key internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Attestation Report of the Independent Public Accounting Firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to applicable rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table contains information as of September 30, 2015 as to each Director of the Company:

Name	Age	Position
Sean Clarke	38	Chief Executive Officer, President, Chief Financial Officer, Director
John E. Donahue	66	Chief Operating Officer
Brian Loiselle	45	Director

Sean Clarke. Mr. Sean Clarke has served as Chief Executive Officer, President, Chief Financial Officer of Smoofi since its inception on October 11, 2013. Mr. Clarke has served as the sole officer of EPunk, Inc. from June 2013 through the present time, where he provides financial and management services for small to medium-sized companies. These include part time CEO services to these companies, which includes operational advice, accounting, supply chain management, preparation of security filings, and advice regarding compliance, and corporate governance.

From 2010 through June 2013, Mr. Clarke worked privately as an accountant for Global Properties Corp. where he refined existing accounting systems, instituted internal controls and worked in direct support of the Director, board members and primary shareholders. In 2010, he served as an interim controller for Omega Accounting Solutions, a South Orange County California accounting firm where he administered financial reporting, budgeting and payroll services for small businesses. He implemented and revised accounting systems, and accounting software solutions across functional departments. During which time, he orchestrated two cost containment strategies resulting in the turnaround of two key clients. He also established AIA government compliant billing and payroll processes.

In 2009, as a contractor, Mr. Clarke functioned as the sole On-Site IT Administration and Payable Accountant for a $275 million organization that conducted nondestructive testing for major utilities. He coordinated with the Network Administrator to manage a $1.5 million network of servers and operational technology.

Mr. Clarke started his career in sales at Yellow Book USA where he served from 2000 to 2006. As an Assistant Sales Manager, he oversaw a twenty-person sales team responsible for $15 million in annual sales. He facilitated management and recruitment, training, forecasting, and internal reporting responsibilities. He administered a budget, and coordinated with major vendors to contain costs, implement new technology, and ensure product quality. He served in the retention of key accounts, and represented the division at local and superior court levels.

Mr. Clarke earned a Bachelor of Science in Business Administration with an emphasis in Finance from Chapman University in May 2002 and a Master of Business Administration from the University San Diego in May 2008.

John E. Donahue. Mr. Donahue was retained to serve as Chief Operating Officer of the Company on April 21, 2015 through Newport Board Group, a strategic advisory services firm. Mr. Donahue is an experienced executive with approximately 30 years of senior financial and operational responsibilities in several public and private company settings, typically high-growth rate, acquisition- oriented enterprises. He has experience raising equity and debt financing for public and private entities, including four public offerings, two of which were IPOs, as well as with investor relations, corporate restructurings, managing cash in severe liquidity crisis situations, ERP systems upgrades, SEC filings and Sarbanes-Oxley requirements. Mr. Donahue has served as a partner at Newport Board Group, a strategic advisory services firm, since March 2014, and, since June 2013, as CFO of Horne International, Inc., an OTC-listed government contractor that provided energy and environmental consulting services. Previously he served as Vice President of Investor Relations for China Hydroelectric Corporation, a NYSE listed owner and operator of hydroelectric power generating facilities in China from April 2011 to March 2013. Prior to that, from September 2006 to March 2011, he was Senior Vice President and CFO of Encompass Group Affiliates, the largest U.S. supply chain logistics/distributer of electronic replacement parts for consumer electronic products, and from August 1999 to September 2006 as Chief Financial Officer of Online Benefits, Inc., a software-as-a-service (SAAS) provider of HR applications for employee benefit communications and online enrollment. He also previously served as CFO for, among others, Mast Resources, Inc., a merchant bank, and Catalyst Energy Corporation, a NYSE-listed independent power producer. Mr. Donahue received his B.A. in Economics from Holy Cross College and an MBA from Rutgers University.

Brian Loiselle. Mr. Loiselle has served as a member of the Company's Board of Directors and as a consultant to the Company since April 2015.

Mr. Loiselle served as Chief Financial Officer of CorGreen, Inc., from July, 2014 to April 2015. He currently has ownership in two real estate development firms, East West Secured Developments and East West Realty and an insurance firm, Vesta Insurance Group. He founded LVC Investments, a property management company and Phuket Limited Partnership, owner-operators of adult care facilities where he served from 1997 to 2000. Prior to that, Mr. Loiselle was an equipment engineer from 1995 to 2000 at Motorola Semiconductor research and development. He also served six years in the United States Navy as a Search and Rescue Swimmer.

His specific skills regarding the cannabis industry include expertise in high vacuum systems for extraction and distillation processes, which are mainstream services within the cannabis sector, as well as real estate development.

He earned a bachelor's degree in Finance and a Dual Masters in Business Administration and Management and Leadership from Arizona State University. Mr. Loiselle also holds several licenses: Mortgage, Real Estate, Property and Casualty Insurance, as well as Life and Health Insurance.

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

Corporate Governance by Board - Meetings, Committees and Audit Committee Financial Expert

In general, Boards of Directors have responsibility for risk management responsibilities and establishing broad corporate policies and reviewing overall performance rather than day-to-day operations. Also, a primary responsibility of a Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. Boards select, evaluate and provide for the succession of executive officers and, subject to stockholder election, directors. Boards review and approve corporate objectives and strategies, and evaluate significant policies and proposed major commitments of corporate resources. Boards of Directors also participate in decisions that have a potential major economic impact on the Company. Management keeps directors informed of company activity through regular communication, including written reports and presentations at Board and committee meetings.

We do not currently have regularly scheduled quarterly Board meetings, nor do we have standing audit, nominating or compensation committees of our Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of audit, nominating and compensation committees. As of the date of this prospectus, no member of our Board of Directors qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation SK promulgated under the Securities Act.

The Company is evaluating expansion of its current Board of Directors, including the addition of an independent board member with sufficient accounting and financial experience to chair an audit committee, as well as creating charters for its contemplated audit committee and compensation committee.

Director Nominations

As of September 30, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company's board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that not all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during fiscal 2015 in that Blue River Equity LLC, Mr. Clarke and Mr. Loiselle did not file the appropriate requisite forms on a timely basis; however, each has represented to so as soon as practical.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended September 30, 2015 and September 30, 2014 compensation awarded to or paid to, or earned by, our Chief Executive Officer, President and Chief Financial Officer and our Chief Operating Officer (the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sean Clarke (1)	2015	$-	$-	$-	$-	$-	$-	$-	$-
CEO, President, CFO, Director	2014	$-	$-	$-	$-	$-	$-	$-	$-

John Donahue (2)	2015	$11,832	$-	$61,000	$-	$-	$-	$-	$72,832
Chief Operating Officer	2014	$-	$-	$-	$-	$-	$-	$-	$-

_____________

(1)

Mr. Clarke received 1,500,000 shares of common stock of the Company as founder shares. The Company does not intend on issuing any additional shares to Mr. Clarke for organizational services or for his activities as an officer or director for the foreseeable future.

(2)

Mr. Donahue's compensation is paid pursuant to an Advisory Services Agreement among Newport Board Group and the Company, whereby Mr. Donahue serves as the Company's Chief Operating Officer. The term of the initial agreement dated April 21, 2015 was for 60 days. A second agreement was executed on June 9, 2015, with no set termination date; however, either party may terminate the agreement at any time with 30 days' written notice. The monthly fee under both agreements is $4,000. During the fiscal year ended September 30, 2015, the Company paid $11,832 to Newport Board Group, with an additional $9,500 of monthly fees deferred and accrued at September 30, 2015. The Company has continued to defer and accrue all additional fees through the date of filing of this Report.

Narrative Disclosure to Summary Compensation

There is no formal employment arrangement with Mr. Clarke at this time. Mr. Clarke's compensation has not been fixed or based on any percentage calculations. Our board of directors will make all decisions determining the amount and timing of his compensation and, for the immediate future, Mr. Clarke has elected not to receive any compensation due to the Company's financial condition. Mr. Donahue's current compensation arrangement is described above.

Equity Awards

Grants of Plan-Based Awards Table

Mr. Donahue was the only executive officer to receive a grant of stock, option awards or other plan-based awards during the period ended September 30, 2015 as stated above.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended September 30, 2015. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

Except as disclosed herein, none of our named executive officers had any outstanding stock or option awards as of September 30, 2015 that would be compensatory to the officer and the Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant additional awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended September 30, 2015, we did not provide compensation to any of our directors for serving as a director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to pay cash fees and/or issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Sean Clarke, our Chief Executive Officer, President and Chief Financial Officer, and Brian Loiselle, who also serves in a consulting capacity, to date without compensation. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors would participate in deliberations concerning compensation to be paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 8, 2016, certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Number of Shares (2)	Percentage of Outstanding Shares of Common Stock (2)
Blue River Equity LLC (3)	21,750,000	71.6%

Sean Clarke (4)	1,500,000	4.9%
John E. Donahue (5)	100,000	*
All officers and directors as a group (three individuals)	23,350,000	76.5%

____________

*Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Smoofi, Inc., 1031 Calle Recodo, Suite B, San Clemente, CA 92673.

(2)

Applicable percentage ownership is based on 30,385,800 shares of common stock outstanding as of January 8, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of November 30, 2015. The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.

(3)	Mr. Brian Loiselle, a director and consultant to the Company, is the beneficial owner of Blue River Equity LLC.

(4)	Officer and director of the Company. Mr. Clarke received 1,500,000 founder's shares of the Company on October 15, 2013.

(5)	Officer of the Company. Mr. Donahue received a restricted stock grant of 100,000 shares on August 7, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The only promoters of Smoofi would be Mr. Clarke, chief executive officer, president and chief financial officer. The Company issued 1,500,000 shares of its common stock to Mr. Clarke for founder's shares.

Our office and mailing address is 1031 Calle Recodo, Suite B, San Clemente, CA 92673. The space is provided to us by Mr. Clarke. Mr. Clarke incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Mr. Brian Loiselle, a director of the Company, has approximately $800,000 invested in the "Tamarack Project" which is the subject of a certain Letter of Intent to which the Company is a party, as well as $830,000 invested in a certain farm in Colorado that we unsuccessfully attempted to acquire. This farm was eventually acquired by and is now owned by a competitor; the aforementioned $830,000 is evidenced by a promissory note between the present owner and an affiliated company controlled by Mr. Loiselle.

Corporate Governance and Director Independence.

The Company has not:

•

established its own definition for determining whether its directors and nominees for directors are "independent" nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be "independent" under any applicable definition given that he is an officer of the Company; nor

•	established any committees of the board of directors.

Given the nature of the Company's business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.

As of the date hereof, the entire board serves as the Company's audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On December 18, 2013, we engaged TAAD, LLP ("TAAD") our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal year ended September 30, 2015, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the fiscal years ended September 30, 2015 and 2014, the Company paid TAAD approximately $6,325 and $5,450, respectively, for auditing services they performed throughout those years.

Tax Fees

During the years ended September 30, 2015 and 2014, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the years ended September 30, 2015 and 2014, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, Since the Company does not presently have an Audit Committee, the board has established a policy to preapprove all audit and permissible non-audit services provided by the independent auditor.

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

3.

Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other Fees are those associated with products or services not captured in the other categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of Smoofi, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2015 and 2014.

Statement of Operations for the year ended September 30, 2015 and the period from October 15, 2013 (inception) through September 30, 2014.

Statements of Stockholders' Equity (Deficit) for the year ended September 30, 2015 and the period from October 15, 2013 (inception) through September 30, 2014.

Statements of Cash Flows for the year ended September 30, 2015 and the period from October 15, 2013 (inception) through September 30, 2014.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

10.1	Form Note Agreement (1)

14.1	Code of Ethics (1)

31	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL Interactive Data Files*
____________

* Filed herewith.

(1) Incorporated herein by reference from the Company's Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMOOFI, INC.

Date: January 22, 2016	By:	/s/ Sean Clarke
Sean Clarke
Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Clarke	Chief Executive Officer, President	January 22, 2016
Sean Clarke	and Chief Financial Officer, Director

/s/ Brian Loiselle	Director	January 22, 2016
Brian Loiselle

