Form 10-Q
period 2015-12-31
SmooFi, Inc.
filed 2016-02-19
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-193220

SmooFi, Inc.
(Exact name of registrant issuer as specified in its charter)

Nevada	46-3876675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 Calle Recodo, Suite B,

San Clemente, CA 92673

(Address of principal executive offices, including zip code)

Registrant's phone number, including area code (949) 973-0684

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

Large Accelerated Filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2016
Common Stock, $.001 par value	30,385,800

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

SMOOFI, INC.

BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,803	$2,160
Prepaid expenses	2,340	3,165
Total Current Assets	4,143	5,325
OTHER ASSETS:
Intangible asset	-	-
TOTAL ASSETS	$4,143	$5,325

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$207,793	182,144
Due to related parties	25,700	9,500
Note payable and accrued interest payable	86,958	85,193
TOTAL LIABILITIES	320,451	276,837
STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 30,385,800 shares issued and outstanding	30,386	30,386
Additional paid in capital	132,439	132,439
Accumulated deficit	(727,535)	(652,239)
Common stock to be issued	248,402	217,902
TOTAL STOCKHOLDERS' DEFICIT	(316,308)	(271,512)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,143	$5,325

Share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these unaudited financial statements.

SMOOFI, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,	December 31,
	2015	2014

Revenue	$-	$-
Cost of sales	-	-
Gross Profit	-	-
Operating expenses:
General and administrative expenses	(73,531)	(30,373)
Total operating expenses	(73,531)	(30,373)
Other expense:
Interest expense	(1,765)	(1,510)
Total other expense	(1,765)	(1,510)
Loss before provision for income tax	(75,296)	(31,883)
Provision for income taxes	-	-

Net loss	$(75,296)	$(31,883)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	30,385,800	30,385,800

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these unaudited financial statements.

SMOOFI, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31, 2015	December 31, 2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(75,296)	$(31,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	30,500	-
Change in operating assets and liabilities:
Prepaid expenses	825	-
Accounts payable and accrued expenses	25,649	13,500
Due to related parties	16,200	-
Accrued interest payable	1,765	1,512
Net Cash Used in Operating Activities	(357)	(16,871)

CHANGE IN CASH	(357)	(16,871)

CASH AT BEGINNING OF PERIOD	2,160	74,7877

CASH AT END OF PERIOD	$1,803	$57,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SMOOFI, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION

Smoofi, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 15, 2013. The Company issued 21,750,000 shares of its common stock to its founder as consideration for the purchase of an intangible asset consisting of a business plan along with a website. In the fiscal year ended September 30, 2015, the Company recorded an impairment loss of $74,495, the carrying value of this intangible asset.

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

Operations, Consulting and Advisory Services in the Cannabis Industry

As an expansion of our overall business strategy, we have appointed a new Director to expand our platform and services to enter the cannabis industry. We intend to enter into this area by purchasing and leasing farm land.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 fiscal year-end.

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2015 included in our Annual Report on Form 10-K. The results of the three month periods ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year ending September 30, 2016.

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

The carrying amounts of accounts receivable, notes payable, accounts payable, accrued liabilities approximate fair value given their short term nature or effective interest rates.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $324,594 and, having incurred net losses since inception, an accumulated deficit of $727,535 at December 31, 2015.

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

NOTE 4 – NOTES PAYABLE

As of December 31, 2015, the Company had two notes payable issued and outstanding with a total principle of $75,025 and accrued interest of $11,933. The first note, with a remaining balance of $25,000, was due on June 30, 2015, has an interest rate of 12%. This note remains unpaid. The second note, which was issued on June 29, 2015 and was due on July 3, 2015, has an interest rate of 8%, and remains unpaid. Both notes are in default as of December 31, 2015.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company issued 1,500,000 shares of its common stock to its president and chief executive officer as founder shares. The Company issued 21,750,000 shares of our common stock to Derek Cahill as consideration for the purchase of a business plan along with a website. The acquisition of the business plan and website was valued at $72,500.

On October 29, 2013, the Company completed a private placement where it issued 5,400,000 shares of its common stock to accredited investors for $18,000.

On April 16, 2014, we completed a public offering whereby we sold 1,735,800 shares of our common stock at $0.042 per share for total gross proceeds of $72,325.

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company granted 200,000 shares of restricted common stock to the investor relations firm which fully vested on October 1, 2015. On the date of the consulting agreement was entered into, April 1, 2015, the shares were valued at $1.00 per share which was the unadjusted share price prior to three-for-one forward stock split. The subject shares of common stock will be issued in a subsequent period. During the year ended September 30, 2015, the Company recorded share based compensation expense in the amount of $200,000 associated with the vesting of the common stock granted. The vested common stock was recorded under equity - shares to be issued.

On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company's common stock. Accordingly, shareholders owning shares of the Company's common stock will receive two additional shares of the Company for each share they own. The Company had 10,128,600 shares issued and outstanding. As a result of the forward stock split, at December 31, 2015 and September 30, 2015 the Company has 30,385,800 shares of common stock issued and outstanding. The Company received notification from the Financial Industry Regulatory Authority (FINRA) on May 7, 2015, that it could proceed with the three-for-one forward stock split. Additional funds were reallocated from Additional Paid in Capital to the Common Stock account in an amount equal to the additional par value represented by the additional shares issued under the stock split. All share information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this transaction.

On August 7, 2015, the Company granted 100,000 shares of restricted common stock to its chief operating officer. On the date of grant, the shares were valued at $.61 per share which was the unadjusted closing share price on that date for a fair value of $61,000. The shares vest over a six-month period; accordingly, during the three months ended December 31, 2015, the Company recorded stock based compensation expense in the amount of $30,500 associated with vesting of the common stock granted. During the year ended September 30, 2015, the Company recorded stock based compensation expense in the amount of $17,902 associated with vesting of the common stock granted. The vested common stock was recorded under equity - shares to be issued. The subject shares of common stock will be issued in a subsequent period.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On April 22, 2015, the Company and Newport Board Group entered into an Advisory Services Agreement whereby Mr. John Donahue would serve as the Company's Chief Operating Officer. The term of the initial agreement was for 60 days. A second agreement was executed on June 9, 2015, with no set termination date; however, either party may terminate the agreement at any time with 30 days' written notice. The monthly fee under both agreements is $4,000. There were no payments of such fee in the three months ended December 31, 2015. Unpaid monthly fees in the amount of $21,500 are included in Due to Related Parties at December 31, 2015. The Company has continued to defer and accrue all additional fees through the date of filing of this Report. As described in Note 5, on August 7, 2015, the Company granted 100,000 shares of restricted common stock to Mr. Donahue.

NOTE 7 – SUBSEQUENT EVENTS

On January 14, 2016 and February 10, 2016, the Company issued promissory notes in the amount of $47,000 and $15,000, respectively, to EastWest Secured Developments, LLC; an Arizona Limited Liability Company of which Mr. Brian Loiselle, a director of and consultant to the Company, is a managing member. The principal and unpaid and accrued interest thereon are due on the earlier of one week after the closing of a certain contemplated acquisition or July 31, 2016. These notes have an interest rate of 10% per annum, with penalty provisions in the event of a default.

On January 15, 2016, the Company entered into a secured promissory note in the amount of $46,400 to advance funds to the sellers of certain farm property in Colorado the Company is seeking to purchase. Closing will be subject to financing and other contingencies per a non-binding Letter of Intent. This note has an interest rate of 8% per annum, with principal and unpaid and accrued interest due on March 31, 2016, unless the contemplated transaction closes prior thereto, in which case the note will be cancelled. On February 11, 2016, the Company made an installment payment in the amount $10,000 for the purchase of three greenhouses owned by the aforementioned sellers of the farm property for a total cost of $40,000. There are no specified terms for further payments and dates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2015 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company's control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report. We strongly encourage investors to carefully read the factors described elsewhere in this report in the section entitled "Risk Factors" for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions.We have identified in Note 2 - "Summary of Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Going Concern

Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the fiscal year ended September 30, 2015, and our financial statements as of and for the year then ended include a "going concern" footnote (See Footnote 3 – Going Concern) disclosing that our ability to continue as a going concern is contingent on us to be able to raise working capital to generate revenue by completing and launching our online marketplace and community portal and implementing the new business strategy of providing consulting and advisory services to the cannabis industry.

Results of Operation

Three months ended December 31, 2015 and 2014

Revenue

Revenue was $0 for the three months ended December 31, 2015 and 2014.

Cost of Sales

Cost of sales was $0 for the three months ended December 31, 2015 and 2014.

General and Administrative Expenses

General and administrative expenses were $73,531 and $31,883 for the three months ended December 31, 2015 and 2014, respectively. Expenses for the three months ended December 31, 2015 consisted primarily of $73,025 for professional fees which included $30,500 of non-cash stock-based compensation expense and $25,500 for investor relations expense. General and administrative expenses for the three months ended December 31, 2014 consisted primarily of $15,000 for website and software development expenses and $11,600 for professional fees.

Interest Expense and Other

Interest expense was $1,765 and $1,510 for the three months ended December 31, 2015 and 2014, respectively, which related to interest accrued on borrowings, which were greater in the 2015 period.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31, 2015	September 30, 2015
Operating Activities	$(357)	$(16,871)
Investing Activities	-	-
Financing Activities	-	-
Net Effect on Cash	$(357)	$(16,871)

Since acquiring the business plan and website, most of our resources and work have been devoted to our online marketplace and community portal, that is, planning our business, web site development, mobile application development, and implementing systems and controls. When those procedures are completed, which we believe will occur over several month period following the receipt of adequate financing, we will primarily work on our intended service offerings as well further internal development of software for which we have developed our initial framework of and completed some coding. We believe that the work needed to initiate and complete the software development for our online marketplace and community portal, attract developers, and initiate our marketing plans, including the development of a saleable product suite, may be in excess of $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we will then commence the launch of our intended services and software products to the public. If we are able to use internal resources only (primarily consisting of the services of our chief executive officer, president and chief financial officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be funded by our chief executive officer, president and chief financial officer to the extent that he is capable and willing to provide such funds. While we have previously engaged the services of an established software development firm which we used on an as "needed basis", their involvement is limited by our ability to raise financing. Our goal would be to have software products available, services available, multiple sales channels and a comprehensive corporate website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

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

As of December 31, 2015, we owed $233,493 in amounts payable and accrued expenses. The only formal agreement, written or oral, with any vendors or other providers for payment of services or expenses is with respect to investor relation services. There are no other significant liabilities at December 31, 2015.

As of December 31, 2015, the Company had two notes payable issued and outstanding with a total principle of $75,025 and accrued interest of $11,933. The first note, with a remaining balance of $25,000, was due on June 30, 2015, and has an interest rate of 12%. The second note for $50,025, which was issued on June 29, 2015 and was due on July 3, 2015, and has an interest rate of 8%. Both notes remain unpaid and are in default as of December 31, 2015.

Letters of Intent

On April 24, 2015, the Company signed a non-binding Letter of Intent ("LOI") with a licensed cultivator to provide turnkey operations and services to a 150,000 square foot licensed cultivation facility located in Pueblo, Colorado (the "Tamarack Project"). In connection therewith, the first phase of construction was expected to begin in June 2015, with cultivation expected begin in early July; however, none of these events have occurred as of the filing of this Quarterly Report on Form 10-Q. Further progress with respect to this LOI is dependent on, among other matters, the Company obtaining the necessary financing to proceed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 17, 2015, Bristol Capital, LLC, filed a shareholders' derivative lawsuit against, among others, Brian Loiselle, a member of our Board of Directors, and CorGreen Technologies Holding Corporation ("CorGreen"), a public company where Mr. Loiselle formerly held an officer and director position. The lawsuit is currently pending on the Superior Court of California, County of Orange, Central Justice Center, Case No. 30-2015-00810402-CU-PP-CJC. Mr. Loiselle has informed us that CorGreen has agreed to represent him in the lawsuit and to defend him. The lawsuit does not involve the Company and so we believe the lawsuit has no actual or expected impact on our operating results or financial condition. Mr. Loiselle has informed us that he believes the allegations in the complaint are false and that he intends to ensure he is vigorously defended.

ITEM 1A. RISK FACTORS.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Related to the Business

Smoofi has virtually no financial resources. Our independent registered auditors' report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Smoofi is an early stage company and has virtually no financial resources. We had a cash balance of $1,803, as of December 31, 2015. We have working capital deficit of $316,308 and an accumulated deficit of $727,535 as of December 31, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended September 30, 2015 that states that Company's losses from operations raise substantial doubt about its ability to continue as a going concern. We are seeking additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

We were formed in October 2013. All of our efforts to date have related to developing our business plan and beginning business activities. Through December 31, 2015, we had no operating revenues. We face a high risk of business failure. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which we will operate. There can be no assurance that future revenues from sales of our products and services will occur or be significant enough or that we will be able to sell our proposed products and proposed services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company's products and services and the successful implementation of its planned growth strategy.

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

Mr. Brian Loiselle, a director of the Company, is a managing member of EastWest Secured Developments LLC ("EWSD"), which has approximately $800,000 invested in the Tamarack Project which is the subject of a certain Letter of Intent described above in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Letter of Intent. ESWD also has $830,000 invested in a certain farm in Colorado that we attempted to acquire. This farm was eventually acquired by and is now owned by a competitor; the aforementioned $830,000 is evidenced by a promissory note between the present owner and ESWD. Further, we made a non-refundable deposit of $50,000 in connection with the now-terminated Letter of Intent to acquire this farm which was written off.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company's Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMOOFI, INC.

Date: February 19, 2016	By:	/s/ Sean Clarke
Sean Clarke
Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

