Form 10-Q
period 2016-06-30
SmooFi, Inc.
filed 2016-08-19
CIK 1592603

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Large Accelerated Filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2016
Common Stock, $.001 par value	31,085,800

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

SMOOFI, INC.

BALANCE SHEETS

	June 30,	September 30,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$-	$2,160
Deposit	25,000	-
Note receivable	31,400	-
Prepaid expenses	-	3,165
Accrued note receivable interest	1,437	-
Total current assets	57,837	5,325
TOTAL ASSETS	$57,837	$5,325

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$210,069	$182,144
Due to related parties	143,700	9,500
Notes payable to related party and accrued interest payable	77,661	-
Notes payable and accrued interest payable	90,449	85,193
TOTAL LIABILITIES	521,879	276,837
STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 31,085,800 and 30,385,800 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	31,086	30,386
Additional paid in capital	392,739	132,439
Accumulated deficit	(887,867)	(652,239)
Common stock to be issued	-	217,902
TOTAL STOCKHOLDERS' DEFICIT	(464,042)	(271,512)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,837	$5,325

Share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these unaudited financial statements.

SMOOFI, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross Profit	-	-	-	-

Operating expense
General and administrative expense	(51,228)	(150,911)	(228,637)	(203,299)
Total operating expense	(51,228)	(150,911)	(228,637)	(203,299)
Loss from operations	(51,228)	(150,911)	(228,637)	(203,299)

Other expense
Interest expense, net	(2,699)	(763)	(6,991)	(3,750)
Total other expense	(2,699)	(763)	(6,991)	(3,750)

Loss before provision for income tax	(53,927)	(151,674)	(235,628)	(207,049)
Provision for income taxes	-	-	-	-

Net loss	$(53,927)	$(151,674)	$(235,628)	$(207,049)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	31,085,800	30,979,207	30,634,561	30,583,602

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these unaudited financial statements.

SMOOFI, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30, 2016	June 30, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(235,628)	$(207,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	43,098	100,000
Change in operating assets and liabilities:
Prepaid expenses	3,165	(6,965)
Accrued interest receivable	(1,437)	-
Accounts payable and accrued expenses	27,925	69,113
Due to related parties	134,200	-
Accrued interest payable	8,417	3,750
Net Cash Used in Operating Activities	(20,260)	(41,151)

CASH FLOW FROM INVESTING ACTIVITIES:
Deposit on investment	(25,000)	(50,000)
Loan to sellers of farm property	(31,400)	-
Net Cash Used in Investing Activities	(56,400)	(50,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	-	-
Repayment of note payable	-	-
Loan from related party	74,500	-
Net Cash Provided by Financing Activities	74,500	25,025
CHANGE IN CASH	(2,160)	(66,126)
CASH AT BEGINNING OF PERIOD	2,160	74,787
CASH AT END OF PERIOD	$-	$8,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

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

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2015 included in our Annual Report on Form 10-K. The results of the three and nine month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending September 30, 2016.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements — Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended June 30, 2016, management evaluated the Company's ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company's ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management's assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $464,042 and, having incurred net losses since inception, an accumulated deficit of $887,867 at June 30, 2016.

While the Company believes that, with adequate financial resources, it will be able to generate revenues from services, including cannabis industry consulting services, and further developing and launching its marketplace platform, the Company's cash position is not sufficient to support theses growth plans and daily operations. Management believes that the actions presently being taken to further broaden and implement its business plan and generate additional services, products and revenue provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances that will ever occur. The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing beyond the limited funding it has received in this fiscal year from a related party (See Note 6), and achieve profitable operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTE RECEIVABLE

On January 15, 2016, the Company entered into a secured promissory note in the amount of $46,400 to advance funds to the sellers of certain farm property in Colorado the Company is seeking to purchase. Closing will be subject to financing and other contingencies per a non-binding Letter of Intent. This note has an interest rate of 8% per annum, with principal and unpaid and accrued interest originally due on June 30, 2016, unless the contemplated transaction closes prior thereto, in which case the note will be cancelled. Accrued interest receivable was $1,437 as of June 30, 2016. On March 31, 2016, the Company entered into Amendment #1 to this note to (i) extend the due date to June 30, 2016, unless the contemplated transaction closes prior thereto, in which case the note will be cancelled, (ii) reduce the principal to $31,400 to characterize $15,000 of the funds transferred to sellers as a non-refundable earnest money payment and (iii) stipulate that interest is to accrue on the lower $31,400 principal since inception. The non-refundable earnest money payment of $15,000 is classified as a deposit in current assets at June 30, 2016. On June 30, 2016, the Company entered into Amendment #2 to this note to (i) extend the due date to September 30, 2016, unless the contemplated transaction closes prior thereto, in which case the note will be cancelled.

NOTE 5 – DEPOSIT

On February 11, 2016, the Company made an installment payment in the amount $10,000 for the purchase of three greenhouses owned by the aforementioned sellers of the farm property for a total cost of $40,000. There are no specified terms for further payments and dates. The aforementioned deposit of $10,000 is classified as a deposit in current assets at June 30, 2016.

NOTE 6 – NOTES PAYABLE

As of June 30, 2016, the Company had two notes payable issued and outstanding to third party lenders with a total principle of $75,025 and accrued interest of $15,424. The first note, with a remaining balance of $25,000, was due on June 30, 2015, has an interest rate of 12%. This note remains unpaid. The second note, with a balance of $50,025, was issued on June 29, 2015 and was due on July 3, 2015, has an interest rate of 8%, and remains unpaid. Both notes are in default as of June 30, 2016.

As of June 30, 2016, the Company had three notes payable issued and outstanding with a related party with a total principle of $74,500 and accrued interest of $3,161. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is EastWest Secured Developments, LLC; an Arizona Limited Liability Company of which Mr. Brian Loiselle, a director of and consultant to the Company, is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of a certain contemplated farm property acquisition or October 31, 2016.

NOTE 7 – COMPENSATION – RELATED PARTIES

Effective January 1, 2016, in recognition of the absence of employment and consulting agreements and the time commitment to the Company on the part Mr. Sean Clarke and Brian Loiselle, Company's chief executive officer, president and chief financial officer and consultant, respectively, the Board of Directors approved monthly compensation in the amount of $10,000 to be deferred and accrued and only paid at such time as the Company has the necessary financial resources. Effective April 1, 2016, such monthly compensation was revised from $10,000 to $5,000. At June 30, 2016, $90,000 has been accrued and is included in Due to Related Parties.

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

On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company's common stock. Accordingly, shareholders owning shares of the Company's common stock will receive two additional shares of the Company for each share they own. The Company had 10,128,600 shares issued and outstanding prior to the forward stock split. At June 30, 2016 and September 30, 2015 the Company has 31,085,800 shares and 30,385,800 shares, respectively, of common stock issued and outstanding. The Company received notification from the Financial Industry Regulatory Authority (FINRA) on May 7, 2015, that it could proceed with the three-for-one forward stock split. Additional funds were reallocated from Additional Paid in Capital to the Common Stock account in an amount equal to the additional par value represented by the additional shares issued under the stock split. All share information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this transaction.

On August 7, 2015, the Company granted 100,000 shares of restricted common stock to its chief operating officer. On the date of grant, the shares were valued at $.61 per share which was the unadjusted closing share price on that date for a fair value of $61,000. The shares vested over a six-month period; accordingly, during the six months ended March 31, 2016, the Company recorded stock based compensation expense in the amount of $61,000 associated with vesting of the common stock granted. The subject shares of common stock were issued on March 29, 2016. During the three and nine months ended June 30, 2016, the Company recorded stock based compensation expense in the amount of $ nil and $43,098, respectively, associated with vesting of common stock granted.

NOTE 9 – RELATED PARTY TRANSACTIONS

Mr. Brian Loiselle, a director of and consultant to the Company, has, through an affiliated company, approximately $800,000 invested in the "Tamarack Project" which is the subject of a certain Letter of Intent to which the Company is a party, as well as $830,000 (original amount) invested in a certain farm and property in Colorado that the Company unsuccessfully attempted to acquire. This farm was eventually acquired by and is now owned by a competitor; the aforementioned $830,000 is evidenced by a promissory note between the present owner and the affiliated company controlled by Mr. Loiselle. See Note 6 for a description of notes issued by the Company to Mr. Loiselle for loans.

On April 22, 2015, the Company and Newport Board Group entered into an Advisory Services Agreement whereby Mr. John Donahue would serve as the Company's Chief Operating Officer. The term of the initial agreement was for 60 days. A second agreement was executed on June 9, 2015, with no set termination date; however, either party may terminate the agreement at any time with 30 days' written notice. The monthly fee under both agreements is $4,000. There were no payments of such fee in the three months ended June 30, 2016. Unpaid monthly fees in the amount of $45,500 are included in Due to Related Parties at June 30, 2016. The Company has continued to defer and accrue all additional fees through the date of filing of this Report. As described in Note 7, on August 7, 2015, the Company granted 100,000 shares of restricted common stock to Mr. Donahue.

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

Results of Operation

Three months ended June 30, 2016 and 2015

Revenue

Revenue was $0 for the three months ended June 30, 2016 and 2015.

Cost of Sales

Cost of sales was $0 for the three months ended June 30, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses were $51,228 and $150,911 for the three months ended June 30, 2016 and 2015, respectively. Expenses for the three months ended June 30, 2016 consisted primarily of $12,000 for accrued compensation expense under an officer's consulting agreement, and $30,000 for accrued compensation expense for an officer and a consultant who are also directors. Expenses for the three months ended June 30, 2015 consisted primarily of $148,938 for professional fees including $100,000 of stock compensation for services and $25,500 for investor relations.

Interest Expense and Other

Interest expense, net, was $2,699 and $763 for the three months ended June 30, 2016 and 2015, respectively, which related to interest accrued on borrowings, which were greater in the 2016 period.

Nine months ended June 30, 2016 and 2015

Revenue

Revenue was $0 for the nine months ended June 30, 2016 and 2015.

Cost of Sales

Cost of sales was $0 for the nine months ended June 30, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses were $228,637 and $203,299 for the nine months ended June 30, 2016 and 2015, respectively. Expenses for the nine months ended June 30, 2016 consisted primarily of $216,068 for professional fees, which included $43,098 of non-cash stock-based compensation expense, $36,000 for accrued compensation expense under an officer's consulting agreement and $25,500 for investor relations expense, as well as $90,000 for accrued compensation expense for an officer and a consultant who are also directors. Expenses for the nine months ended June 30, 2015 consisted primarily of $30,819 for website and software development and $166,813 for professional fees which included $100,000 of stock compensation for services.

Interest Expense and Other

Interest expense, net, was $6,991 and $3,750 for the nine months ended June 30, 2016 and 2015, respectively, which related to interest accrued on borrowings, which were greater in the 2016 period.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2016 and 2015:

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Operating Activities	$(20,260)	$(41,151)
Investing Activities	(56,400)	(50,000)
Financing Activities	74,500	25,025
Net Effect on Cash	$(2,160)	$(66,126)

Since acquiring the business plan and website, most of our resources and work have been devoted to our online marketplace and community portal, that is, planning our business, web site development, mobile application development, and implementing systems and controls. When those procedures are completed, which we believe will occur over several month period following the receipt of adequate financing, we will primarily work on our intended service offerings as well further internal development of software for which we have developed our initial framework of and completed some coding. We believe that the work needed to initiate and complete the software development for our online marketplace and community portal, attract developers, and initiate our marketing plans, including the development of a saleable product suite, may be in excess of $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we will then commence the launch of our intended services and software products to the public. If we are able to use internal resources only (primarily consisting of the services of our chief executive officer, president and chief financial officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds from third party sources, the development costs would have to be funded by (i) Mr. Brian Loiselle, our director, to whom we issued three notes for funds totaling $74,500, or (ii) our chief executive officer, president and chief financial officer to the extent that he is capable and willing to provide such funds. While we have previously engaged the services of an established software development firm which we used on an as "needed basis", their involvement is limited by our ability to raise financing. Our goal would be to have software products available, services available, multiple sales channels and a comprehensive corporate website up and running within one year after receipt of adequate financing, but there is no way of estimating what the likelihood of achieving that goal would be.

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

As of June 30, 2016, we owed $353,769 in accounts payable, accrued expenses and to related parties, a substantial portion of which are past due. The only formal agreements, written or oral, with any vendors or other providers for payment of services or expenses are with respect to (i) contracted investor relation services, (ii) contracted services of the Company's chief operating officer and (iii) compensation to the Company's chief executive officer, president and chief financial officer and a consultant, both of whom are directors. There are no other significant liabilities at June 30, 2016.

As of June 30, 2016, the Company had two notes payable issued and outstanding with a total principle of $75,025 and accrued interest of $15,424. The first note, with a remaining balance of $25,000, was due on June 30, 2015, and has an interest rate of 12%. The second note for $50,025, which was issued on June 29, 2015 and was due on July 3, 2015, and has an interest rate of 8%. Both notes remain unpaid and are in default as of June 30, 2016.

As of June 30, 2016, the Company had three notes payable issued and outstanding with a related party with a total principle of $74,500 and accrued interest of $3,161. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is EastWest Secured Developments, LLC; an Arizona Limited Liability Company of which Mr. Brian Loiselle, a director of and consultant to the Company, is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of the contemplated farm property acquisition or October 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2016, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Smoofi is an early stage company and has virtually no financial resources. We had a negative cash balance of $32 as of June 30, 2016. We have working capital deficit of $464,042 and an accumulated deficit of $887,867 as of June 30, 2016. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended September 30, 2015 that states that Company's losses from operations raise substantial doubt about its ability to continue as a going concern. We are seeking additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

The Company (i) is engaged in the development of an initial design and framework of its proposed online marketplace and community portal platform through Mr. Clarke's efforts, as well as through the efforts of a software development firm which the Company had been working with on an as "needed basis" and (ii) recently entered into the cannabis industry. We have historically incurred between $5,000 and $10,000 per month in expenses, and this expense level will need to substantially increase in response to the expanded business plan. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained. No assurances can be given that we will be able to receive funds to continue our operations beyond a month-to-month basis. Similarly, there are no assurances that we will be able to raise the funds needed to successfully enter the business of providing consulting and advisory services to the cannabis industry.

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

As of June 30, 2016, 24 states and the District of Columbia allow its citizens to use medical marijuana, while four states and the District of Columbia have legalized cannabis for recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government's enforcement of current federal laws could cause significant financial damage to us and our shareholders.

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

We were formed in October 2013. All of our efforts to date have related to developing our business plan and beginning business activities. Through June 30, 2016, we had no operating revenues. We face a high risk of business failure. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which we will operate. There can be no assurance that future revenues from sales of our products and services will occur or be significant enough or that we will be able to sell our proposed products and proposed services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company's products and services and the successful implementation of its planned growth strategy.

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

Mr. Brian Loiselle, a director of the Company, is a managing member of EastWest Secured Developments LLC ("EWSD"), which has approximately $800,000 invested in the Tamarack Project which is the subject of a certain Letter of Intent described above in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Letter of Intent. ESWD also has $830,000 (original amount) invested in a certain farm in Colorado that we attempted to acquire. This farm was eventually acquired by and is now owned by a competitor; the aforementioned $830,000 is evidenced by a promissory note between the present owner and ESWD. Further, we made a non-refundable deposit of $50,000 in connection with the now-terminated Letter of Intent to acquire this farm which was written off.

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

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our chief executive officer, president and chief financial officer and another director.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (200,000,000) shares but unissued (168,914,200) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute book value per share of common stock, and that dilution may be material.

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

SMOOFI, INC.

Date: August 19, 2016	By:	/s/ Sean Clarke
Sean Clarke
Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

