Form 10-K
period 2016-09-30
NuLife Sciences, Inc.
filed 2017-01-17
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

NULIFE SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Commission file number: 333-193220

Nevada	46-3876675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1031 CalleRecodo, Suite B, San Clemente, CA 92673	85205
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

(949) 973-0684

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☐

As of December 31, 2016 (last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $6,440,768.

As of January 13, 2016, there were 31,085,800 shares of common stock outstanding.

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

PART I

ITEM 1 BUSINESS

Overview

NuLife Sciences, Inc. ("NuLife," the "Company," "we," or "us.") was incorporated under the laws of the State of Nevada on October 15, 2013, at which time we acquired a business plan for an online marketplace and community and website from Mr. Derek Cahill. Following our formation, we issued 7,250,00 shares of our common, now 21,750,000 shares following the 3:1 forward stock split (the “Forward Split”), to our founder, Derek Cahill, as consideration for the purchase of a business plan along with a website. The acquisition of the business plan and website was valued at $72,500. The cost incurred by Mr. Cahill for the business plan as well as related professional services was approximately $72,500 which is the value placed upon the shares issued to Mr. Cahill.

 On December 30, 2016, the Company announced the completion of an Asset Purchase Agreement to acquire all of the assets (the “Asset Purchase”) of GandTex, LLC, a Texas limited liability company (“GandTex”). Pursuant to which the Company purchased from GandTex certain proprietary patents and a related license in respect of a series of procedures and medical techniques focused on advancing human organ transplant technology which would eliminate the need for an organ or tissue match, and the necessity for anti-rejection drugs (the “NuLife Process”) As a result of the Asset Purchase, the Company has substantially redefined its business strategy to further fund, develop, gain regulatory approval for, and ultimately market the Nulife Process.

The Company presently has two business segments: (i) to raise funds sufficient to fund ongoing animal trials in further development and regulatory approval of the Nulife Process through various affiliated medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, that will conduct our preclinical and clinical studies of the NuLife Process; and (ii) an online marketplace and community platform that is under development and which represents our original business commenced in fiscal 2014. Due principally to our financial condition and resultant lack of financial resources as described elsewhere in this Form 10-K, to date, the online marketplace segment has generated less than expected revenue, and remains offline and under construction at this time. The Company intends to launch the Animal Trial development phase of the NuLife Process in January 2017.

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

The Business

NuLife Process and Developing the Patented NuLife Process

The procedure itself, in its simplified format, follows six (6) steps: First the organ is removed, or the donor organ is examined. Then the Organ is put through a decellularization processes to isolate the extracellular matrix (ECM) of a tissue from its inhabiting cells, leaving an ECM scaffold of the original tissue. Specific cells are then harvested from bone marrow of the intended recipient. Following the bone marrow harvest the Particular hematopoietic cells are used in the process as well as a novel procedure involving temperature and pressure factors (under vacuum). As a result of the vacuum process, specific cells are released from platelets without complete platelet degranulation. The negative pressure created by the vacuum pulls the growth factors out of the platelets and into the plasma. Once processed, the cells are reintroduced into the recipient influencing further growth of an already implanted and recellularized organ which is an exact tissue match with a high probability of not being rejected without anti-rejection drugs.

Beginning over 3 years ago Pilot Studies were conducted: initially the 1st surgery was conducted in Ecuador, with 3 additional animal surgeries, one in the United States. Each study involved 2-3 animals per surgery, and all but one – unknown to the study group and the surgeons involved - had a virus prior to the transplant surgery, and did not pass the post-operative examination.

Online Market and Community Platform

The Company's initially-defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. The Company's products and services, essentially an online marketplace and community, will use proprietary technology that will enable users, both service requestors and service providers, to work collaboratively to obtain substantial improvements in performance, reliability and usability. Service requestors (people or companies requesting a service) name their own price, date and time for any service. A service requestor can also select qualifying criteria such as number of reviews or review rankings of a service provider. The first service provider who can provide that service, on that date, at that time and meets the service ranking requirements will get the project. The web site and the platform, originally titled www.AnytimeJobe.com experienced security issues shortly after it was launched and had to be taken down to correct the security problems. At the present time the additional programing to eliminate the security problem has not been completed and the platform is not available online.

Once the security issues with the platform are resolved, the Company's online marketplace and online community will match up daily job or service requests and fill market demand for service requests throughout a particular local community, county or city and will connect local resources with local needs. A goal is to create jobs and provide market value for basic services by aggregating these low cost services within each local market. This will maximize value for either the person or company requesting the service and for the person or company providing the service. In other words, service providers will get the best possible price for their service and the party requesting the service will pay the lowest possible price.

Our technology is targeted for busy individuals, families and for people who need tasks completed at odd hours of the day. NuLife works for any type of service from technical services (HDTV to computers), auto services (dents and windshields), home services (meals to pets to babysitting), real-estate services (notaries to gardening), transportation services (packages to people), personal services (exercise to haircuts), and much more. NuLife also works great for non-profit organizations, institutions, city services and corporate services such as city parades, corporate events, non-profit activities (beach cleanup, meals on wheels, etc.) and others. The first person who can provide that service on that date, at that time and meets the service ranking and history requirements will get the project. No bidding, no waiting a week for an auction to close, no shifting through numerous people to try to determine the best person. NuLife plans to create an online service community where members track service provider history, including rankings, reliability, on time, etc. and creates an automated service request around this ranking and history.

Again, once the security issues with the platform are resolved, the platform will also provide an online web space (Web 2.0 features) for each user. This allows the service requestor to track and manage all their services in one place, on one website. For example, keep grocery lists, medication lists, kids and family schedules, pick up places, and more all on their own NuLife site. The service requestor determine who can see what information or log into his or her account. NuLife plans to keep a complete audit trail of current and future service requests, costs and allows individuals to make payments to service providers via credit card or directly from the service requestor's bank account. Service providers will then be able to receive credit card payments for services formerly only paid for with cash, and these funds will be automatically transferred into a bank account.

The platform will also allow a service requestor to receive mobile alerts when their service provider (such as a pet walker) arrives at their house and when they leave your house. NuLife will also keep an audit trail of all services provided, such as every time a meal is dropped off at your grandfather's house or his diabetes medication is delivered or when a pet is picked up and dropped off at the house.

The platform will be a useful tool for both service requestors and service providers. Service providers will benefit by having online access to view service requests in their community by location, date, time and service request type. This will allow service providers to group or aggregate their services and maximize their revenue opportunities. The platform also provides each service provider their own website to track and manage service requests and bids. It will also notify each service provider by email or mobile alert of new service requests within their saved search request and via mobile text messaging let the service requestor know when the service provider arrived and when it completed a service. NuLife's platform will also allow service providers to accept credit card payments both via NuLife's and via their own website, eliminating the problem of tracking down payment for services at a later time.

Our current online marketplace and community is designed to solve a number of market problems:

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

NuLife GeoCalendar

Our technology is based both on geographic location services (GIS) and mobile technology. A service requestor or service provider has the ability to list, search, track and manage services by geographic location, day & time and service type. NuLife calls this technology GeoCalendar.

Our technology will have all the basic online community features for the family or individual who needs help including a dedicated website for each family or individual to list and track their schedules, medication, transportation requirements, service requests, etc. By listing this information, a demand is created in the market place for these services. Helpers will be able to quickly match their availability via innovative Geographic Information Calendar or (GeoCalender). The site will also connect users via mobile phone, sending text message reminders, alerts, arrival and departure times, grocery lists, etc. (via text message back to the system) and integrated services to rank and track service requests and service providers.

Our technology will also have all the basic online community features for the service provider, including a detailed online profile (gender, availability, rate, ZIP Code), pictures, videos, and more. But service providers will also have access to an online website to view, track and manage the family or individual they are helping. For example, they could view the family or individual website to see class schedules, grocery list, pet pictures, etc. The service provider could also text back to the website and alert others (such as family members) on arrival time, departure time, confirm medication has been taken, etc. The text will also become part of the individual or family member website creating an online audit trail of the persons care or service, even though the service maybe provided by 1 or even one hundred different service providers throughout the years.

Later versions of our technology will also focus on the creation of a push model for Non-Profit Organizations, City Organizations or Athletic Organizations to push requests out to the community for support. NuLife GeoCalendar will differentiate between paying activities and non-profit activities. But in some cases non-profit or even city events may pay minimum wage for basic services (security, crowd control, parade clean-up, etc.). City organizations and non-profits currently find it hard to find basic resources to help within the community and often end up paying for these services. This later version of our technology will also allow people to participate in non-profit events and get the word out about special events in the local community. Services that can be Aggregated and Pushed by Location, Organization, Community, Service Type, or Date and Time.

The following summarizes the various types of services that will be addressed by our online market and community:

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

Online & Mobile Advertising

Our online technology maximizes web portal utilization to push local advertisements both on the website and on mobile text messages and email alerts. These advertisements will be geared both to the service provider and the service requester and towards the service that is being provided and the ZIP Code they live in.

For example, a service request for someone to wash their dog will result in an online service request on NuLife's platform. When a service requestor submits the request, they may see an advertisement for dog food. When the service provider logs in and views the requested service, they may see an advertisement for dog shampoo or local pet store.

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

Our online technology will combine online market, community and geographic information services with mobile text messaging, advertising and mobile geographic information services. Even local coupons or coupon codes can be sent to mobile phones and integrated with each service request. Advertisers can also narrow down their advertisement by ZIP Code, service type, or day and time.

Our target market generally is urban communities where many people have mixed schedules and/or want to earn extra income for weekend or general expenses. For example, many people are involved in multi-tiered marketing programs such as Juice Plus, Pampered Chef, Avon and others. We believe that many people just want extra income to offset personal expenses. In other cases baby boomers are working at Macy's, Crate & Barrel, as kindergarten teachers, pet walkers and many other jobs. This leads us to believe that there's an underlying market and demand for these services. With our intended platform, people will be able to get paid for services they enjoy performing such as those described above. Whatever their interest, there's a way to make additional revenue.

NuLife "Get & Share" - Viral Marketing

An existing open source technology is "Get & Share." This is how "Get & Share" works: a user can right click on any of our intended services and paste it on social media sites such as YouTube, Facebook, iGoogle or other web community site. This technology will allow users to copy NuLife service requests and paste them on their most popular site. In doing so, if a service provider clicks on the link and accepts the service request from the NuLife site, a credit will be provided back to this user. In other words, the user that posts the service, gets paid for generating either a response to the need for the service or an offer to provide the service. We believe this will create a Viral Marketing program for NuLife and extend users social media accounts allowing them to book and manage basic services both for income or for personal or family use.

NuLife Payment Engine

Similar to Google Checkout or PayPal, the NuLife payment engine will allow service providers to accept credit card transactions, either on the NuLife website, on their own website or via email. Initially NuLife may utilize Google's Checkout API or PayPal's API to handle financial transactions brining security and name brand to NuLife's services. Over time we believe there is a great opportunity to create a customized payment transaction engine dedicated to the service industry.

NuLife Revenue Model

Our online technology has the following revenue models, each we will attempt to morph into a different revenue model as the site gains traction.

1)	Transaction Fees - NuLife will receive $1 for each transaction from the service requestor upon listing of the available job. Users can pay fees via credit card.

a.	Viral Marketing - A $.25 credit will be provided back to those users who place NuLife "Get & Share" ads on their Facebook pages and/or other community websites when a Service Provider clicks their link and accepts the service terms.

2)	Keyword Advertising - using Google Adwords or Yahoo Marketing, NuLife can provide online advertisements and mobile text message advertisements.

a.	NuLife Advertising Engine - Over time NuLife will develop its own advertising engine where advertisers can bid on key terms at the ZIP Code level and determine if they want online or mobile text messages or both.

b.	We believe the advantage of our advertising engine is that the user will know the exact address and interest of the service requestor which will allow the user to provide targeted ads, such as an advertisement for PetCo to all people requesting dog walks.

3)	Credit Card Transactions - using Google Checkout and/or PayPal, NuLife will be able to generate revenue via credit card transactions.

a.	Credit Card Transaction Engine - developing a custom transaction engine with a major bank or partnering with Google Checkout, we intend to have their own proprietary credit card transaction engine for service providers.

4)	Mobile Text Messaging Services - using mobile text messaging (or emails) to notify the user of arrival and departure times of service providers will allow for targeted advertising by service type and ZIP Code.

5)	Membership Fees - there will be no membership fees in the first version of platform, but over time service providers may be charged an annual membership fee ($25 to $100) to join. The benefits are more business, online and mobile alerts, online and mobile directions, online payment gateway to accept credit card transactions.

Marketing Plan - Initial Launch of Online Market and Community Platform

With our online technology will intend to leverage two major marketing, branding and PR programs. First, NuLife will initially focus on launching its platform in only key markets such as California. Secondly, NuLife will only expand to other markets as technology is proven and tested. In other words, NuLife will not endeavor to grow too fast until the concept is completely proven out on a small scale. Eventually, NuLife will use AM Radio advertising to target people in traffic during peak times who have limited time and need basic services completed at specific dates and time and are willing to pay a $1.00 for this service. NuLife will also leverage Web 2.0 services to create viral marketing programs throughout the web integrating NuLife services with other major community websites such as Facebook.

Pathway to Commercialization of NuLife Process

Commercialization of the NuLife Process requires successful completion of a series of pre-clinical and clinical trials, as well as the demonstration of the reproducibility of the process. The steps include but are not limited to pre-clinical studies, defining the Chemistry, Manufacturing and Controls (CMC), documentation and necessary support about the process, and an escalating series of studies (Phase I, II and III) helping define the safety and efficacy of this process. These data will be evaluated by the FDA and/or other similar health authority. If authorization for marketing is granted, the Company plans to work with the existing Organ Procurement Organization (OPO) and major transplant centers to form a network of regional facilities capable of executing the process. In addition, Phase IV studies are commonly required for ongoing evaluations of safety and efficacy. In parallel with the development, health economics analyses will be conducted, in order to support the ultimate need for reimbursement in the markets it is made available.

Competitive Conditions

Online Platform and Community Competitive Conditions

There are many online and offline technologies similar to NuLife's such as Craig's List, Kudzu, eBay Auctions, Penny Saver, and others; however, we do not believe there are any online websites that focus only on the service industry as an eCommerce / classifieds / auction marketplace. Craig's List does not have an eCommerce or credit card system and there is no member feedback or rating system.

NuLife will target the underlining service industry, setting up a system for online services by ZIP Code where service providers can quickly qualify and identify leads by price, location and service type. Service requestors will be able to quickly list services and find qualified candidates based things such as feedback rating and length of membership. The service requestor will also be able to pay via credit card. We intend NuLife to be a safe, secure, easy to use, and self-regulating community based on an eBay type rating system.

NuLife Organ Transplant Competitive Conditions

The current market in kidney transplant is primarily focused on optimally managing individuals who are awaiting transplants and, post-transplant, attempting to limit the threat of rejection. A number of companies and institutions are researching different methods to improve the current kidney transplant process including but not limited to: better methods to match donors and recipients, improve dialysis machines, grow replacement organs, use of stem cells, methods to treat the underlying kidney disease, and development of better anti-rejection medicines. The impact of any of these areas could potentially impact the importance of adoption of the NuLife Process.

Market Demand - Demographics

Demographics - A Growing Problem for the Service Industry. We believe the historical trend that sees the older population growing at a faster pace than the total population will continue well into the 21st Century.

Intellectual Property

As previously noted, on December 30, 2016, the Company acquired certain proprietary patents and a related license in respect of a series of procedures and medical techniques focused on advancing human organ transplant technology which would eliminate the need for an organ or tissue match, and the necessity for anti-rejection drugs.

Other than the aforementioned, we have no other patents or trademarks.

Government Regulation and Industry Standards

NuLife Process

Government authorities do not permit us to commercialize, market, promote, or sell any NuLife Process in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA. Gaining approval to market a process such as ours, requires extensive preclinical development and clinical trials that demonstrate the safety and efficacy of the process for the intended indication to the satisfaction of the FDA or other regulatory authority.

Once regulatory approval has been granted, the approved Nulife Process is subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we receive for our NuLife Process may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies or surveillance to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our NuLife Process, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to labeling, adverse event reporting, procedures, advertising, promotion, recordkeeping and submission of safety and other post-market information. Facilities utilizing the Nulife Process would be required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions, if any, to the FDA and to comply with requirements concerning advertising and promotion for our product

In addition to the above, and from time to time, regulatory requirements and policies change and additional government regulations are enacted. We, or our future collaboration partners, will be required to comply with such adjustments.

Online Market and Community Platform

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

Intellectual Property

Pursuant to the closing of that certain asset purchase completed on December 30, 2016, the Company acquired certain proprietary patents and a related license in respect of the development of a series of procedures and medical techniques focused on advancing human organ transplant technology which would eliminate the need for an organ or tissue match, and the necessity for anti-rejection drugs (the “NuLife Process”).

Other than the aforementioned we have no additional patents or trademarks.

Employees

As of September 30, 2016, we had two employees; Mr. Fred Luke, serving as our President, and Mr. Sean Clarke, serving as our Chief Financial Officer, and Secretary, neither of whom presently work for the Company on a full time basis. Mr. Luke is allowed to devote a limited amount of his time to us as he is not limited or restricted from being involved with us by his current employer. He is under no contractual agreement with us and has not received cash compensation to date except for an option to acquire 1,500,000 shares of common stock. Mr. Luke will not receive cash compensation until such time as we are able to raise sufficient equity or debt financing or we become profitable.

We use the services of various contract personnel from time to time. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the healthcare. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business resulting from the acquisition of the assets of GandTex described herein. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A. RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Related to the Business

NuLife has virtually no financial resources. Our independent registered auditors' report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

NuLife is an early stage company and has virtually no financial resources. We had a cash balance of $1,086 as of September 30, 2016. We have working capital deficit of $609,917 and an accumulated deficit of $1,211,508 at September 30, 2016. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended September 30, 2016 that states that Company's losses from operations raise substantial doubt about its ability to continue as a going concern. We are seeking additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

The Company (i) is engaged in the development of an initial design and framework of its proposed online marketplace and community portal platform through Mr. Clarke's efforts, as well as through the efforts of a software development firm which the Company had been working with on an as "needed basis". We have historically spent between $5,000 and $10,000 per month in operational expenses, and this spending will need to substantially increase in response to the expanded business plan. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained. No assurances can be given that we will be able to receive funds to continue our operations beyond a month-to-month basis.

NuLife is and will continue to be completely dependent on the services of our President and Chief Financial Officers, the loss of whose services may cause our business operations to cease, and we will need to engage and retain additional qualified employees and consultants to further implement our strategy.

NuLife's operations and business strategy are substantially dependent upon the knowledge and business connections of Messrs. Luke and Clarke, who are under no contractual obligation to remain employed by us. If one or more should choose to leave us for any reason or becomes ill and is unable to work for an extended period of time before we have hired appropriate replacement personnel, our operations could fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus.

Messrs. Luke’s and Clarke's current employment situations do not limit or restrict them from being involved with our Company.

If we fail to demonstrate the safety and efficacy of our process that we develop to the satisfaction of the FDA or comparable foreign regulatory authorities we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such a process. This would adversely impact our ability to generate revenue, our business and our results of operations.

We are not permitted to commercialize, market, promote, or sell any NuLife Process in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA, and we may never receive such approvals. To gain approval to market a process such as ours, we must complete extensive preclinical development and clinical trials that demonstrate the safety and efficacy of the process for the intended indication to the satisfaction of the FDA or other regulatory authority.

We have not previously submitted an NDA to the FDA, or similar approval filings to comparable foreign authorities, for any process such as this, and we cannot be certain that our process will be successful in clinical trials or receive regulatory approval. Further, our NuLife Process may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approval for our process, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market our process, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights.

The FDA or any foreign regulatory bodies could delay, limit or deny approval of our process for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that the process is safe and effective for the requested indication;
•	the FDA's or the applicable foreign regulatory agency's disagreement with the interpretation of data from preclinical studies or clinical trials;
•	our inability to demonstrate that the clinical and other benefits of the NuLife Process outweigh any safety or other perceived risks;
•	the FDA's or the applicable foreign regulatory agency's requirement for additional preclinical or clinical studies;
•	the FDA's or the applicable foreign regulatory agency's non-approval of the process, labeling or the specifications of the NuLife Process;
•	the FDA's or the applicable foreign regulatory agency's failure to approve the practices or facilities of third-party manufacturers with which we contract; or
•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Even if we eventually complete clinical testing and receive approval of an NDA or foreign regulatory filing for the NuLife Process, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve the NuLife Process for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of the product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of the NuLife Process and would materially adversely impact our business and prospects.

Preclinical and clinical development of Processes like ours involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our NuLife Process.

Clinical testing is expensive and can take several years to complete, and its outcome is inherently uncertain. It is impossible to predict when our NuLife Process will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the commercialization of the NuLife Process, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our NuLife Process in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their NuLife Process performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or subsequently to commercialize our NuLife Process, including:

•	FDA may not authorize the use of the NuLife Process for clinical testing;
•	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	clinical trials of our NuLife Process may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	the number of patients required for clinical trials of our NuLife Process may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	we may have to suspend or terminate clinical trials of our NuLife Process for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•	regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•	the cost of clinical trials of our NuLife Process may be greater than we anticipate; and
•	ourNuLife Process may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of our NuLife Process beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our NuLife Processes or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our NuLife Process;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements; or
•	have the Process removed from the market after obtaining marketing approval.

Even if we receive regulatory approval for the NuLife Process, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to restrictions, withdrawal from the market, or penalties if we fail to comply with applicable regulatory requirements or if we experience unanticipated problems with our NuLife Process, when and if approved.

Once regulatory approval has been granted, the approved Process is subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we receive for our NuLife Process may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies or surveillance to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our NuLife Process, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to labeling, adverse event reporting, procedures, advertising, promotion, recordkeeping and submission of safety and other post-market information. Facilities utilizing our Process are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions, if any, to the FDA and to comply with requirements concerning advertising and promotion for our products. If we, any future collaboration partner or a regulatory authority discovers previously unknown problems with the Process, such as adverse events of unanticipated severity or frequency, or problems with the facility where the Process is being utilized, a regulatory authority may impose restrictions on the Process, the collaboration partner or us, including requiring discontinued use of the Process. The FDA closely regulates the transplant market. If we, our NuLife Process or the facilities utilizing our NuLife Process fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

•	warning letters or untitled letters;
•	mandated modifications to promotional materials or the required provision of corrective information to healthcare practitioners;
•	restrictions imposed on the use of the Process;
•	restrictions imposed on the labeling or marketing of the Process
•	requirements for post-marketing clinical trials;
•	suspension of any ongoing clinical trials;
•	suspension of or withdrawal of regulatory approval;
•	voluntary or mandatory recalls and publicity requirements;
•	refusal to approve pending applications for marketing approval of new uses or supplements to approved applications filed by us;
•	restrictions on operations, including costly new Process requirements;
•	required entry into a consent decree, which can include imposition of various fines (including restitution or disgorgement of profits or revenue), reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	civil or criminal penalties; or
•	injunctions.

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we or any future collaboration partner are not able to maintain regulatory compliance, we or such collaboration partner, as applicable, will not be permitted to market our future products and our business will suffer.

Serious adverse events or undesirable side effects or other unexpected properties of any of our NuLife Process may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our NuLife Process could cause us, an IRB, or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If any of our NuLife Process are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many Processes/Procedures that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the Process/Procedure.

Undesirable side effects or other unexpected adverse events or properties of any of our NuLife Process could arise or become known either during clinical development or, if approved, after the approved Process has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our NuLife Process. If such an event occurs after the NuLife Process is approved, a number of potentially significant negative consequences may result, including:

•	regulatory authorities may withdraw the approval of the NuLife Process;
•	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;
•	regulatory authorities may require one or more post-market studies;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected NuLife Process, if approved, or could substantially increase commercialization costs and expenses, which could delay or prevent us from generating revenue from the sale of our Process and harm our business and results of operations.

The success of most of our NuLife Process will depend in large part on our ability to:

•	obtain and maintain patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;
•	prosecute our patent applications and defend any issued patents we obtain;
•	preserve the confidentiality of our trade secrets; and
•	operate without infringing the patents and proprietary rights of third parties.

We intend to continue to seek appropriate patent protection for certain aspects of our NuLife Process, as well as other proprietary technologies and their uses by filing patent applications in the United States and other selected global territories. We intend for these patent applications to cover, where possible, claims for specific medical uses, as well as other related applications.

We have been assigned core patents that are the basis for the NuLife Process. While we believe that these patents will allow for the Company to utilize these in the marketplace, we have not conducted extensive research on whether any other entities have patents that could impact our freedom to operate. We plan to conduct this work in the future. To the best our knowledge, these patents are unique and allow us to move forward with the development of the Process.

We will rely heavily on third parties to execute our research and development programs, both pre-clinical and clinical.

We will rely heavily on our third party partners and vendors for our research and development programs. The terms of these relationships are under discussion. We expect to come to jointly agreeable terms in a timeframe that will enable us to meet our goals. While we foresee the need to add some key staffing, we anticipate utilizing third parties for much of this critical work.

Depending on third parties to conduct this work has risks that could result in delays or impact our ability to be successful, including the following:

•	Less direct control over timely execution;
•	Inability to come to reasonable or practical contracts;
•	Loss of key employees;
•	Non-compliance with GLP (Good Laboratory Practices);
•	Proper execution of study protocols; and
•	Business failures on their part that result in delays or termination of work prior to completion.

We expect to rely on third parties, such as contract research organizations, or CROs, to conduct some or all of our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our NuLife Process.

We expect to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct our preclinical and clinical studies on our NuLife Process in compliance with applicable regulatory requirements. These third parties will not be our employees and, except for restrictions imposed by our contracts with such third parties, we will have limited ability to control the amount or timing of resources that they devote to our programs. Although we expect to rely on these third parties to conduct our preclinical studies and clinical trials, we will remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and the applicable legal, regulatory, and scientific standards, and our reliance on these third parties will not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as current good clinical practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. If we or any of our third party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, we are required to report certain financial interests of our third party investigators if these relationships exceed certain financial thresholds and meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. Our clinical trials must also generally be conducted under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

We could be subject to costly product liability claims related to our clinical trials and NuLife Process.

Because we plan to conduct clinical trials with human subjects, we face the risk that the use of our NuLife Process may result in adverse side effects to our patients in our clinical trials. We face even greater risks upon any commercialization of our NuLife Process. An individual may bring a liability claim against us alleging that our NuLife Process causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites;
•	the inability to commercialize our NuLife Process;
•	decreased demand for our NuLife Process;
•	regulatory investigations that could require costly recalls or Process modifications;
•	loss of revenue;
•	substantial costs of litigation;
•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;
•	an increase in our liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
•	the diversion of management's attention from our business; and
•	damage to our reputation and the reputation of our products.

We are subject to uncertainty relating to coverage and reimbursement policies which, if not favorable to our NuLife Process, could hinder or prevent our commercial success.

Our ability to commercialize our NuLife Process, if approved, successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our NuLife Process. As a threshold for coverage and reimbursement, third-party payors generally require that Processes/Procedures such as ours have been approved for marketing by the FDA. A primary trend in the U.S. healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products or procedures. We cannot assure you that coverage and reimbursement will be available for our Process that we commercialize and, if coverage is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, our Process. If coverage and reimbursement are not available or are available only to limited levels, we may not be able to successfully commercialize the NuLife Process.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in October 2013. All of our efforts to date have related to developing our business plan and beginning business activities. Through September 30, 2016, we had no operating revenues. We face a high risk of business failure. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which we will operate. There can be no assurance that future revenues from sales of our products and services will occur or be significant enough or that we will be able to sell our proposed products and proposed services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company's products and services and the successful implementation of its planned growth strategy.

We have acquired and commenced internally developing procedures and medical techniques focused on advancing human organ transplant technology. We may not be able to acquire or internally develop additional products or services in the future because of a lack of available funds or financing to do so. In order for us to develop or acquire additional products or services, we will need to secure the necessary financing. Until we raise additional funds, we will continue to keep costs to a minimum. The cost to develop our business plan pertaining to the development of our organ transplant technology will likely be in excess of $400,000. If we are unable to obtain adequate funding or financing, we face the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for our growth.

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

We may not be successful in hiring qualified personnel because of the competitive market for qualified personnel.

Our future success depends largely on our ability to attract, hire, train and retain highly qualified personnel to provide our proposed services. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining the personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. Our results of operations and growth prospects could be materially adversely affected if we were unable to attract, hire, train and retain such qualified personnel.

We will face competition from companies with significantly greater resources and name recognition.

The markets in which we will operate are characterized by intense competition from healthcare service providers. We expect to face further competition from new market entrants and possible alliances among competitors in the future as technology changes and advances. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than us. There can be no assurance that we will be able to compete successfully.

There are significant potential conflicts of interest.

Our personnel, presently Messrs. Luke and Clarke commit substantial time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, these key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

We cannot provide assurances that our efforts to eliminate any potential impact of conflicts of interest will be effective.

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

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our President, Chief Financial Officer and sole director.

We have only one director, who also serves as our Chief Financial Officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include some independent members and at least one financial expert, if ever, there will be limited oversight of decisions and a activities of our President and Chief Financial Officer and sole director, as well as little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized 475,000,000 shares of common stock, or 25,000,000 shares of preferred stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our capital stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute book value per share of our capital stock, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management's ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued capital stock of the Company. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. The board of directors' ability to issue shares without shareholder approval serves to enhance existing management's ability to maintain control of our company.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our board of directors (consisting of one individual, our Chief Financial Officer and Secretary has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office address is 1031 Calle Recodo, Suite B, San Clemente, California 92673. The space is provided to us by Mr. Clarke, the Company’s Chief Financial Officer and sole director. Mr. Clarke currently incurs no incremental costs as a result of our using the space; therefore, he does not charge us for its use. There is no written lease agreement. We intend to move into new office space in the Newport Beach, California area in January 2017, and rent space for our new subsidiary, NuLife BioMed Inc., in Florida to begin Phase 2 of the Animal Trials.

ITEM 3. LEGAL PROCEEDINGS

The Company owes on promissory notes that have an aggregate principal amount of $74,500 and are simple promissory notes with 10% annual interest to Mr. Brian Loiselle. The notes are in default, but there is not a default interest provided in the notes. Therefore, the notes continue to accrue interest at 10% per annum until paid or collected. Mr. Loiselle is demanding 18% per month interest for the past four months to the present. The Company has disputed this interest that is not detailed on the notes. Furthermore, Mr. Loiselle is claiming unpaid compensation of $10,000 per month for services without an agreement with the Company. These charges are also being disputed by the Company. These disputes represent a material risk, and may be litigated in the future.

Other than the aforementioned, the Company currently has no other litigation pending, threatened or contemplated, or unsatisfied judgments.

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with contractors and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is currently quoted on the OTCQB Market under the symbol "NULF".

The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

Fiscal Year Ended September 30, 2016

	High	Low
Fourth quarter	$0.14	$.1053
Third quarter	$0.25	$0.15
Second quarter	$0.65	$0.09
First quarter	$0.14	$0.14

Fiscal Year Ended September 30, 2015

	High	Low
Fourth quarter	$1.62	$0.30
Third quarter	$2.25	$0.33
Second quarter	$0.33	$0.33
First quarter	$0.75	$0.33

The closing price of our common stock as reported on the OTC Markets on September 30, 2016, was $.11.

Description of Securities

As of September 20, 2016 the Company was authorized by its Articles of Incorporation to issue an aggregate of 205,000,000 shares of capital stock, of which 200,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 5,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of September 30, 2016, there were 31,085,800 shares of Common Stock issued and outstanding, and none of the shares of Preferred Stock were issued.

The Company is authorized by its Articles of Incorporation to issue an aggregate of 500,000,000 shares of capital stock, of which 475,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 25,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). As of September 30, 2016, there were 31,085,800 shares of Common Stock issued and outstanding.

Concurrent with the Company’s increase of its authorized common and preferred stock on November 1, 2016, the Company requested and received from, the Financial Industry Regulatory Authority, approval for a name change from Smoofi, Inc. to NuLife Sciences, Inc., and a symbol change from “SMFI” to “NULF”.

Preferred Stock

Our Articles of Incorporation authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. As of September 30, 2016 the Company had no shares of preferred stock issued and outstanding. Our Amended and Restated Articles of Incorporation filed November 1, 2016, authorizes the issuance of 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Subsequent to the fiscal year end, the Company has designated as Series A and B Preferred Stock, 2,000,000 and 10,000,000 shares respectively. Currently no shares of Series A Preferred Stock are issued and outstanding, and all 10,000,000 shares of Series B Preferred Stock are issued and outstanding. Our board of directors is empowered, without stockholder approval, to issue up to 25,000,000 shares of additional preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any additional shares of preferred stock, there can be no assurance that we will not do so in the future.

According to the our Amended and Restated Articles of Incorporation filed November 1, 2016, among other rights, our board of directors may determine, without further vote or action by our stockholders:

•	the number of shares and the designation of the series;

•	whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•	whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•	whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•	whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•	the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

We presently do not have plans to issue any additional shares of preferred stock. However, preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Common Stock

Our Articles of Incorporation authorizes the issuance of 475,000,000 shares of common stock. As of September 30, 2016, there were 31,085,800 shares of our common stock issued and outstanding. The holders of our common stock:

•	have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

•	are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

•	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders

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

Holders

As of September 30, 2016, there were approximately 40 holders of record of our common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of its business.

Securities Authorized for Issuance under Equity Compensation Plans.

Also on October 31, 2016, the Company adopted a 2016 Non-Qualified Incentive Stock Compensation Plan (the “Compensation Plan”), and reserved 7,000,000 shares for issuance from the Compensation Plan. As of the date of this report no shares have been issued from the Compensation Plan. To date none of the shares reserved under the Compensation Plan have been issued.

Recent Sale of Unregistered Securities

In October 2013, following the Company's incorporation on October 15, 2013, the Company issued 7,250,00 shares of our common, now 21,750,000 shares following the 3:1 forward stock split, stock to Derek Cahill, as consideration for the purchase of a business plan along with a website. The acquisition of the business plan and website was valued at $72,500.

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

The Company amended and restated that certain outstanding promissory note of the Company, dated July 3, 2015, and in the principal amount of $50,025 (the "Default Note"). The replacement convertible promissory note (the “Exchange Note”) matures on December 31, 2017 (the “Maturity Date”), and bears interest at the rate of 8% per annum, and the principal and interest due thereunder may be prepaid at any time. The Exchange Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11, which amount represents the average trailing average high closing Ask price of the Company’s common stock as of the date of issuance of the Exchange Note.

On September 2, 2016, the Company entered into those certain Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes (collectively, the “Purchase Notes”) in the aggregate principal amount of $50,000. All of the Purchase Notes mature thirty-six months from the date of issuance (the “Maturity Date”), and bear interest at the rate of 10% per annum. Each of the Purchase Notes may be prepaid until the Maturity Date at 110% of the principal and interest amount outstanding. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Purchase Agreements and the Purchase Notes contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies.

Also on September 2, 2016, the Company amended and restated the Default Note. The Exchange Note matures on December 31, 2017, and bears interest at the rate of 8% per annum, and the principal and interest due thereunder may be prepaid at any time. The Exchange Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11, which amount represents the average trailing average high closing Ask price of the Company’s common stock as of the date of issuance of the Exchange Note.

The Purchase Notes may be accelerated by the holders thereof in the event of default. In addition, the amounts due and payable under the Purchase Notes (and, consequently, the number of shares of common stock convertible thereunto) may be increased to 150% of the principal and interest amounts of the Purchase Notes. The Purchase Notes are a direct financial obligation of the Company and are considered a current liability of the Company for accounting purposes.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2016 and 2015. The discussion and analysis that follows should be read together with the section entitled "Forward Looking Statements" and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Company Overview

As a result of the Company not receiving the working capital promised by certain third parties, development of the two business segments described below has been slow, and generated less than expected revenue since its inception on October 15, 2013. However, in August 2016 we elected to modify our business plan to eliminate the cannabis activities as part of the plan in favor of pursuing or online marketing business and the acquisition and development of the patents and other rights owned by GandTex LLC. As part of this new direction into the medical and healthcare industry, subsequent to the date of this report – See Subsequent Events – we acquired the GandTex License and Patent rights related to a proprietary technique for organ transplants, as discussed below.

Online marketplace and community

The Company's initially-defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. The Company's products and services, essentially an online marketplace and community, will use proprietary technology that will enable users, both service requestors and service providers, to work collaboratively to obtain substantial improvements in performance, reliability and usability. Service requestors (people or companies requesting a service) name their own price, date and time for any service. A service requestor can also select qualifying criteria such as number of reviews or review rankings of a service provider. The first service provider who can provide that service, on that date, at that time and meets the service ranking requirements will get the project

The Company's online marketplace and online community was designed to match up daily job or service requests and fill market demand for service requests throughout a particular local community, county or city and will connect local resources with local needs. A goal is to create jobs and provide market value for basic services by aggregating these low cost services within each local market. This will maximize value for either the person or company requesting the service and for the person or company providing the service. In other words, service providers will get the best possible price for their service and the party requesting the service will pay the lowest possible price. Since the acquisition of the organ transplant technology, we have narrowed the focus of our platform to the healthcare industry and intend to include a section in our platform dedicated to providing educational information as to the various options available to those in need of transplants.

Operations, Consulting and Advisory Services in the Organ Transplant segment of the Healthcare Industry

With the acquisition of the GandTex technology the Company intends to move into the Healthcare industry. We intend to modify our online marketplace and community to focus on healthcare professionals and those in need of individual at-home and post-operative care, together with Hospitals and physicians who need part time or additional personnel due to expansion. With this as one form of entry into the Healthcare space we will ultimately transform the company into a biomedical company, initially focused on advancing human organ transplant and tissue repair technology, and medical research which could potentially eliminate the need for organ or tissue match and anti-rejection drugs.

The GandTex technology was developed through 15 years of committed research. The result has been multiple breakthroughs in hematopoietic research and transplant techniques. The goal of the research was to address the issues of organ compatibility and the need for anti-rejection drugs in the donor.

The procedure itself, in its simplified format, follows six (6) steps: First the organ is removed, or the donor organ is examined. Then the Organ is put through a decellularization processes to isolate the extracellular matrix (ECM) of a tissue from its inhabiting cells, leaving an ECM scaffold of the original tissue. Specific cells are then harvested from bone marrow of the intended recipient. Following the bone marrow harvest the Particular hematopoietic cells are used in the process as well as a novel procedure involving temperature and pressure factors (under vacuum). As a result of the vacuum process, specific cells are released from platelets without complete platelet degranulation. The negative pressure created by the vacuum pulls the growth factors out of the platelets and into the plasma. Once processed, the cells are reintroduced into the recipient influencing further growth of an already implanted and recellularized organ which is an exact tissue match with a high probability of not being rejected without anti-rejection drugs.

Beginning over 3 years ago Pilot Studies were conducted: initially the 1st surgery was conducted in Ecuador, with 3 additional animal surgeries, one in the United States. Each study involved 2-3 animals per surgery, and all but one – unknown to the study group and the surgeons involved - had a virus prior to the transplant surgery, and did not pass the post-operative examination.

In the U.S. ~31,000 organ transplants occur every year but there are ~123,000 people on the candidate waiting list for a transplant.22 people die each day in America waiting for transplants that can’t take place because of the shortage of donated organs, due to failed tissue matches. Additionally, the average costs of the immunosuppressive drugs is approximately $17,000 per year (Medicare only covers the first three years): and these drugs can also cause increased infection and cancer rates - ultimately destroying the transplanted organ and other organs. Further, even with the immunosuppression medication, an individual recipient of an organ with the correct tissue match can still suffer rejection.

Kidney transplants will be the Company’s initial target market as most common transplants – about 18,000 in 2015 – are Kidney transplants; most Kidney transplants patients spend years on dialysis while waiting; many Kidney transplants never receive the actual transplant due to the failure in finding the proper tissue match; and , all current Kidney transplants t patients require anti-rejection drugs.

It is our intention, and hope, that the GandTex technology will enable us to change the face of organ transplantation as we know it today. This expectation, which has only been conducted in animal trials outside the United States to date, resulted in the recipient animals not having to have tissue match and eliminated the need for anti-rejection drugs post-surgery.

What this means to the individual in need of an organ transplant, a Kidney for example, is that the individual will no longer have to wait, often for years, for a matched organ or have to endure the expensive anti-rejection drugs following the replacement. And, for Kidney transplants, if our human trials are successful and he FDA approves the procedure, the recipients will no longer have to rely dialysis while waiting for a match, or have a need for dialysis post-transplant.

Commercialization of the NuLife Process requires successful completion of a series of pre-clinical and clinical trials, as well as the demonstration of the reproducibility of the process. The steps include but are not limited to pre-clinical studies, defining the Chemistry, Manufacturing and Controls (CMC), documentation and necessary support about the process, and an escalating series of studies (Phase I, II and III) helping define the safety and efficacy of this process. These data will be evaluated by the FDA and/or other similar health authority. If authorization for marketing is granted, the Company plans to work with the existing Organ Procurement Organization (OPO) and major transplant centers to form a network of regional facilities capable of executing the process. In addition, Phase IV studies are commonly required for ongoing evaluations of safety and efficacy. In parallel with the development, health economics analyses will be conducted, in order to support the ultimate need for reimbursement in the markets it is made available.

The Company will routinely assess options for developing and commercializing the NuLife Process, which could include development or marketing partnerships, licensing of alternate potential uses, or collaborations with existing companies in the transplant field. Further, the Company intends to vigorously pursue non-dilutive grants to aid in the development process.

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

Going Concern

Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the fiscal year ended September 30, 2016, and our financial statements as of and for the year then ended include a "going concern" footnote (See Footnote 3 – Going Concern) disclosing that our ability to continue as a going concern is contingent on us to be able to raise working capital to generate revenue by completing and launching our online marketplace and community portal and implementing the new business strategy of developing the NuLife Process.

Results of Operation

Year ended September 30, 2016 and 2015

Revenue

Revenue was $0 for the years ended September 30, 2016 and 2015.

Cost of Sales

Cost of sales was $0 for the years ended September 30, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses and related party compensation were $471,262 and $490,996 for the years ended September 30, 2016 and 2015, respectively. Expenses for the years ended September 30, 2016 consisted primarily for professional fees and related party compensation, which included $43,098 of non-cash stock-based compensation expense, $48,000 for accrued compensation expense under an officer's consulting agreement and $149,500 for investor relations expense, as well as $113,200 for accrued compensation expense for an officer and a consultant who are also directors. Expenses for the year ended September 30, 2015 consisted primarily of $31,115 for website and software development and $328,590 for professional fees which included $200,000 of stock compensation for services.

Interest Expense

Interest expense was $21,280 and $5,516 for the years ended September 30, 2016 and 2015, respectively, which related to interest accrued on borrowings, which were greater in the fiscal year ended September 30, 2016 as a result of newly issued debt in August 2016.

Loss on derivative

The Company recorded a net loss on derivative in the amount of $69,196 in the year ended September 30, 2016. There was no derivative loss during the year ended September 30, 2015.

Interest Income

Interest income was $2,469 and $-0- for the years ended September 30, 2016 and 2015, respectively, which related to interest due on notes receivable, which were greater in the fiscal year ended September 30, 2016 as a result of the two notes receivable issued.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2016 and 2015:

	2016	2015
Operating Activities	$(125,574)	$(97,652)
Investing Activities	—	—
Financing Activities	124,500	25,025
Net Effect on Cash	$(1,074)	$(72,627)

Since acquiring the business plan and website, most of our resources and work have been devoted to our online marketplace and community portal, that is, planning our business, web site development, mobile application development, and implementing systems and controls. When those procedures are completed, which we believe will occur over several month period following the receipt of adequate financing, we will primarily work on our intended service offerings as well further internal development of software for which we have developed our initial framework of and completed some coding. We believe that the work needed to initiate and complete the software development for our online marketplace and community portal, attract developers, and initiate our marketing plans, including the development of a saleable product suite, may be in excess of $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we will then commence the launch of our intended services and software products to the public. If we are able to use internal resources only (primarily consisting of the services of our president and chief financial officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds from third party sources, the development costs would have to be funded by (i) Mr. Brian Loiselle, to whom we issued three notes for funds totaling $74,500, or (ii) our president and chief financial officer to the extent that they are capable and willing to provide such funds. While we have previously engaged the services of an established software development firm which we used on an as "needed basis", their involvement is limited by our ability to raise financing. Our goal would be to have software products available, services available, multiple sales channels and a comprehensive corporate website up and running within one year after receipt of adequate financing, but there is no way of estimating what the likelihood of achieving that goal would be.

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

As of September 30, 2016, we owed $513,859 in accounts payable, accrued expenses and to related parties, a substantial portion of which are past due. The only formal agreements, written or oral, with any vendors or other providers for payment of services or expenses are with respect to (i) contracted investor relation services, (ii) contracted services of the Company's former chief operating officer and (iii) compensation to the Company's president and chief financial officer and a consultant, one of whom is a director. There are no other significant liabilities at September 30, 2016.

As of September 30, 2016, the Company had one note payable issued and outstanding with a total principle of $25,000 and accrued interest of $12,156. The note was due on June 30, 2015, and has an interest rate of 12%. The note remains unpaid and is in default as of September 30, 2016.

As of September 30, 2016, the Company had three notes payable issued and outstanding with a related party with a total principle of $74,500 and accrued interest of $5,038. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company of which Mr. Brian Loiselle is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of the contemplated farm property acquisition or October 31, 2016. The acquisition of the various farm properties offered by Mr. Loiselle never occurred, and on August 26, 2016 Mr. Loiselle was notified that his relationship with the Company was terminated. Following that notice East West Secured Developments, LLC made a demand in October 2016 for repayment of the subject loans and subsequently declared the notes in default. The default interest demand of 18% by Mr. Loiselle is being disputed by the Company due to the lack of provision for default interest in the notes.

As of September 30, 2016, the Company had five convertible notes payable issued and outstanding with a total principle of $100,025 and accrued interest of $5,691. The notes are due December 31, 2017 and August 1, 2019 and have interest rates of 8%. The notes remain unpaid as of September 30, 2016.

Letters of Intent

On April 24, 2015, the Company signed a non-binding Letter of Intent ("LOI") with a licensed cultivator to provide turnkey operations and services to a 150,000 square foot licensed cultivation facility located in Pueblo, Colorado (the "Tamarack Project"). In connection therewith, the first phase of construction was expected to begin in June 2015, with cultivation expected begin in early July; however, none of these events have occurred as of the filing of this Annual Report on Form 10-K. Further progress with respect to this LOI was dependent on, among other matters, the Company obtaining the necessary financing to proceed. The promised financing did not materialize and, consequently, we officially terminate all Letter of Intent related to the Tamarack Project and a related proposed business venture with Generex Biotechnology Corporation.

On September 13, 2016 we entered into a Letter of Intent with GandTex LLC, A Texas Limited Liability Company and owner of patents covering new techniques for organ transplants and tissue repair. We entered into a definitive agreement with GandTex on October 3, 2016 and received assignments related to two (2) of the three (3) patents on November 30, 2016

Off-Balance Sheet Arrangements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NULIFE SCIENCES, INC.

FORM 10-K

INDEX TO FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
NuLife Sciences, Inc.

We have audited the accompanying balance sheets of NuLife Sciences, Inc. ("Company") as of September 30, 2016 and 2015 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuLife Sciences, Inc. as of September 30, 2016 and 2015, and the result of its operations and its cash flows for the years ended September 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TAAD, LLP

January 17, 2017

Walnut, CA.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Balance Sheets

As of September 30, 2016 and 2015

	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$1,086	$2,160
Prepaid expenses	—	3,165
Note receivable	25,241	—
Total Current Assets	26,327	5,325

TOTAL ASSETS	$26,327	$5,325

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$338,159	$182,144
Due to related parties	175,700	9,500
Notes payable and accrued interest payable	47,885	85,193
Notes payable, related parties	74,500	—
TOTAL CURRENT LIABILITIES	636,244	276,837

Convertible notes, net of debt discount of $91,480 and $-0-	8,545	—
Derivative liability	169,221	—
TOTAL LONG TERM LIABILITIES	177,766	276,837

TOTAL LIABILITIES	814,010	276,837

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 31,085,800 and 30,385,800 shares issued and outstanding respectively	31,086	30,386
Additional paid in capital	392,739	132,439
Accumulated deficit	(1,211,508)	(652,239)
Common stock to be issued	—	217,902
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(787,683)	(271,512)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,327	$5,325

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Statements of Operations

For the Years Ended September 30, 2016 and 2015

	2016	2015

Revenue	$—	$—
Cost of sales	—	—
Gross Profit	—	—
Operating expense:
General and administrative expenses	(256,164)	(451,762)
Related party compensation	(215,098)	(39,234)
Total operating expense	(471,262)	(490,996)
Loss from operations	(471,262)	(490,996)
Interest expense	(21,280)	(5,516)
Interest income	2,469	—
Loss on change in fair value of derivative and derivative expense	(69,196)	—
Loss before provision for income tax	(559,269)	(496,512)
Provision for income taxes	—	—

Net loss	$(559,269)	$(496,512)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	30,740,595	30,385,800

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

 NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Statement of Changes in Stockholders’ Deficit

For the Years Ended September 30, 2015 and 2016

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Common Stock to be Issued	Total
Balance –September 30, 2014	30,385,800	$30,386	$132.439	$(155,727)	$—	$7,098
Shares to be issued for services	—	—	—	—	217,902	217,902
Net loss	—	—	—	(496,512)	—	(496,512)
Balance - September 30, 2015	30,385,800	$30,386	$132,439	$(652,239)	$217,902	$(271,512)

Shares to be issued for services	700,000	700	260,300		(217,902)	43,098
Net loss	—	—	—	(559,269)		(559,269)
Balance - September 30, 2016	31,085,800	$31,086	$392,739	$(1,211,508)	$—	$(787,683)

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Statement of Cash Flows

For the Years Ended September 30, 2016 and 2015

	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(559,269)	$(496,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible asset impairment loss	—	74,495
Amortization of debt discount	8,545	—
Loss on change in fair value of derivative and derivative expense	69,196
Stock issued for services	43,098	217,902
Change in operating assets and liabilities:
Prepaid expenses	3.165	(3,165)
Note receivable	(25,000)	—
Interest receivable	(241)	—
Accounts payable and accrued expenses	156,015	94,612
Due to related party	166,200	9,500
Accrued interest payable	12,717	5,516

Net Cash Used in Operating Activities	(125,574)	(97,652)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable	—	50,025
Repayment of note payable	—	(25,000)
Proceeds from the issuance of notes payable – related party	74,500	—
Proceeds from the issuance of convertible notes	50,000	—
Net Cash Provided by Financing Activities	124,500	25,025

CHANGE IN CASH	(1,074)	(72,627)
CASH AT BEGINNING OF PERIOD	2,160	74,787
CASH AT END OF PERIOD	$1,086	$2,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Note payable reissued as convertible debt	$50,025	$—
Derivative liability	$194,620	$—

The accompanying notes are an integral part of these financial statements.

NULIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 and 2015

NOTE 1 - ORGANIZATION

NuLife Sciences Inc., formerly Smoofi, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 15, 2013. The Company issued 7,250,000 shares of its common stock to our founder, Derek Cahill, as consideration for the purchase of a business plan along with a website. On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company's common stock (the “Forward Split”). Accordingly, shareholders owning shares of the Company's common stock received two additional shares of the Company for each share they owned, and Mr. Cahill’s 7,250,000 shares became 21,750,000 shares. Prior to the Forward Split the Company had 10,128,600 shares issued and outstanding and following the Forward Split the Company has 31,085,800 shares issued and outstanding.

Online marketplace and community

The Company's initially-defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. The Company's products and services, essentially an online marketplace and community, will use proprietary technology that will enable users, both service requestors and service providers, to work collaboratively to obtain substantial improvements in performance, reliability and usability. Service requestors (people or companies requesting a service) name their own price, date and time for any service. A service requestor can also select qualifying criteria such as number of reviews or review rankings of a service provider. The first service provider who can provide that service, on that date, at that time and meets the service ranking requirements will get the project. The web site and the platform, originally titled www.AnytimeJobe.com experienced security issues shortly after it was launched and had to be taken down to correct the security problems. At the present time the additional programing to eliminate the security problem has not been completed and the platform is not available online.

Once the security issues with the platform are resolved, the Company's online marketplace and online community will match up daily job or service requests and fill market demand for service requests throughout a particular local community, county or city and will connect local resources with local needs. A goal is to create jobs and provide market value for basic services by aggregating these low cost services within each local market. This will maximize value for either the person or company requesting the service and for the person or company providing the service. In other words, service providers will get the best possible price for their service and the party requesting the service will pay the lowest possible price.

Operations, Consulting and Advisory Services in the Organ Transplant segment of the Healthcare Industry

On December 30, 2016, the Company announced the completion of an Asset Purchase Agreement to acquire all of the assets (the “Asset Purchase”) of GandTex, LLC, a Texas limited liability company (“GandTex”). Pursuant to which the Company purchased from GandTex certain proprietary patents and a related license in respect of a series of procedures and medical techniques focused on advancing human organ transplant technology which would eliminate the need for an organ or tissue match, and the necessity for anti-rejection drugs (the “NuLife Process”). Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the newly developed procedure, using the patents and License, to conduct tests of the new procedure on animal (“Animal Trials”) in the aggregate amount of $300,000. In exchange for the Assets, the Company issued to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock.

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

Fair Value Measurements and Disclosures

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Convertible notes (net of discount) – September 30, 2016	$—	$—	$8,545
Convertible notes (net of discount) – September 30, 2015	$—	$—	$—
Derivative liability – September 30, 2016	$—	$—	$169,221
Derivative liability – September 30, 2015	$—	$—	$—

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of September 30, 2016:

Balance at September 30, 2015	$-0-
Issuance of notes	100,025
Debt discount on convertible notes	(100,025)
Accretion of debt discount	8,545
Balance September 30, 2016	$8,545

The Company determined the value of its convertible notes using a market interest rate and the value of the derivative liability issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of September 30, 2016 and 2015.

Derivative Financial Instruments

The Company evaluates our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company estimates the fair value of these instruments using the Black-Scholes option pricing model and the intrinsic value if the convertible notes are due on demand.

We have determined that certain convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible debentures have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period recorded in earnings as “Other income (expense) - gain (loss) on change in derivative liabilities.”

The following table represents the Company’s derivative liability activity for the period ended:

Balance at September 30, 2015	$—
Initial measurement at issuance date of the notes	100,025
Derivative expense	94,595
Change in fair value of derivative at period end	(25,399)
Balance September 30, 2016	$169,221

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements — Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended September 30, 2016, management evaluated the Company's ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company's ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management's assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $609,917 and, having incurred net losses since inception, an accumulated deficit of $1,211,508 at September 30, 2016.

While the Company believes that, with adequate financial resources, it will be able to generate revenues from services, including cannabis industry consulting services, and further developing and launching its marketplace platform, the Company's cash position is not sufficient to support theses growth plans and daily operations. Management believes that the actions presently being taken to further broaden and implement its business plan and generate additional services, products and revenue provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances that will ever occur. The Company's ability to continue as a going concern is dependent upon its ability to obtain adequate financing beyond the limited funding it has received in this fiscal year from a related party (See Note 7), and achieve profitable operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PREPAID EXPENSES

During the year ended September 30, 2015, the Company prepaid certain expenses related to legal expenses. At September 30, 2016 and 2015, $-0- and $3,165 of these expenses remain to be amortized over the useful life through March 2016.

NOTE 5 – NOTES RECEIVABLE

On January 15, 2016, the Company entered into a secured promissory note in the amount of $46,400 to advance funds to the sellers of certain farm property in Colorado the Company was seeking to purchase. Closing was subject to financing and other contingencies per a non-binding Letter of Intent. This note had an interest rate of 8% per annum, with principal and unpaid and accrued interest originally due on June 30, 2016. On March 31, 2016, the Company entered into Amendment #1 to this note to (i) extend the due date to June 30, 2016, unless the contemplated transaction closes prior thereto, in which case the note will be cancelled, (ii) reduce the principal to $31,400 to characterize $15,000 of the funds transferred to sellers as a non-refundable earnest money payment and (iii) stipulate that interest is to accrue on the lower $31,400 principal since inception. On June 30, 2016, the Company entered into Amendment #2 to this note to (i) extend the due date to September 30, 2016, unless the contemplated transaction closes prior thereto, in which case the note will be cancelled. On September 30, 2016, the Company determined this note to no longer be collectible. As such, the principal amount of $31,400, the non-refundable deposit amount of $15,000 and accrued interest in the amount of $2,228 was written off and included in operating expense for the year ended September 30, 2016.

On August 17, 2016, the Company entered into a secured promissory note in the amount of $25,000 to advance funds to the sellers of assets. This note has an interest rate of 8% per annum, with principal and unpaid and accrued interest due on February 17, 2017. As of September 30, 2016, the total outstanding under this note including accrued interest is $25,241.

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

During the year ended September 30, 2015 and 2016, the Company recorded stock based compensation expense in the amount of $217,902 and $43,098 associated with the vesting of the common stock, respectively.

NOTE 7 – NOTES PAYABLE

As of September 30, 2016, the Company had one note payable issued and outstanding to third party lenders with a total principle of $25,000 and accrued interest of $12,156. The note was due on June 30, 2015, has an interest rate of 12%. This note remains unpaid. The note is in default as of September 30, 2016.

As of September 30, 2016, the Company had three notes payable issued and outstanding with a related party with a total principle of $74,500 and accrued interest of $5,038. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company of which Mr. Brian Loiselle, a director of and consultant to the Company, is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of a certain contemplated farm property acquisition or October 31, 2016. The three notes are currently in default. However, the default interest demand of 18% by Mr. Loiselle is being disputed by the Company due to the lack of provision for default interest in the notes.

NOTE 8 – CONVERTIBLE NOTES

Convertible notes consists of the following:

	September 30, 2016	September 30, 2015

Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due December 2017.	$50,025	$-0-
Convertible note payable, annual interest rate of 10%, convertible into common stock at a variable rate per share and due August 2019.	50,000	-0-
Unamortized debt discount	(91,480)	-0-
	8,545	-0-
Less current portion	-0-	-0-
Convertible debt, net of current portion and debt discount	$8,545	$-0-

On September 2, 2016, the Company amended and restated that certain outstanding promissory note of the Company, dated July 3, 2015, in the principal amount of $50,025. The replacement convertible promissory note matures on December 31, 2017 and bears interest at the rate of 8% per annum, and the principal and interest due thereunder may be prepaid at any time. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. As of September 30, 2016, the note balance and accrued interest is $50,025 and $5,033, respectively.

Also on September 2, 2016, the Company entered into those certain Note Purchase Agreements in connection with the issuance of certain convertible promissory notes in the aggregate principal amount of $50,000. All of the Purchase Notes mature thirty-six months from the date of issuance and bear interest at the rate of 10% per annum. Each of the Purchase Notes may be prepaid until the Maturity Date at 110% of the principal and interest amount outstanding. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. As of September 30, 2016, the note balances and accrued interest are $50,000 and $658, respectively.

NOTE 9 – DERIVATIVE LIABILITY

During August 2016, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $50,025. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Note accrues interest at a rate of 8% per annum and matures on December 31, 2017.

During August 2016, the Company entered into Loan Agreements with investors pursuant to which the Company issued convertible promissory notes in the principal amount of $50,000. The Notes are convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Notes accrue interest at a rate of 10 per annum and mature on August 1, 2019

Due to the variable conversion price associated with these convertible promissory notes, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.

The initial fair value of the embedded debt derivative of $194,620 was allocated as a debt discount in the amount of $100,025 and was determined using intrinsic value with the remainder $94,595 charged to current period operations as interest expenses, loss on derivative. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	243% - 413%,
(3) risk-free interest rate of	0.50% - 0.88%,
(4) expected life of	1-3 years, and
(5) fair value of the Company’s common stock of	$0.11 per share.

During the years ended September 30, 2016 and 2015, the Company recorded the loss (gain) in fair value of derivative and derivative expense in the amount of $69,196 and $-0-, respectively.

For the years ended September 30, 2016 and 2015, $8,545 and $-0-, were expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at September 30, 2015	$–
Initial measurement at issuance date of the notes	100,025
Derivative expense	94,595
Change in fair value of derivative at period end	(25,399)
Balance September 30, 2016	$169,221

The following table presents the components of the Company’s derivative financial instruments associated with convertible promissory notes (Notes 8), using the market price of the common stock and are derived using the Black-Scholes option pricing model measured at fair value on a recurring basis, using Level 1 and 3 inputs to the fair value hierarchy, at September 30, 2016:

	2016	2015
Embedded conversion features	$–	$–
Derivative financial instruments	$–	$–

These derivative financial instruments arise as a result of applying ASC 815 Derivative and Hedging (“ASC 815”), which requires the Company to make a determination whether an equity-linked financial instrument, or embedded feature, is indexed to the entity’s own stock. This guidance applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own stock.

NOTE 10 – SHARE CAPITAL

The Company is authorized to issue 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. The Company issued 1,500,000 shares of its common stock to its Mr. Sean Clarke, the Company’s Chief Financial Officer and sole director, as founder shares. The Company issued 21,750,000 shares of our common stock to Derek Cahill as consideration for the purchase of a business plan along with a website. The acquisition of the business plan and website was valued at $72,500.

On October 29, 2013, the Company completed a private placement where it issued 5,400,000 shares of its common stock to accredited investors for $18,000.

On April 16, 2014, the Company completed a public offering whereby 1,735,800 shares of common stock were sold at $0.042 per share for total gross proceeds of $72,325.

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company granted 200,000 shares of restricted common stock to the investor relations firm which fully vested on October 1, 2015. The final issuance resulted in 600,000 shares of restricted common stock due to the three-for-one forward stock split. On the date of the consulting agreement was entered into, April 1, 2015, the shares were valued at $1.00 per share which was the unadjusted share price prior to three-for-one forward stock split. The subject shares of common stock were issued on March 29, 2016. During the year ended September 30, 2015, the Company recorded share based compensation expense in the amount of $200,000 associated with the vesting of the common stock granted. On March 31, 2016, the Company and the investor relations firm entered into Amendment #1 to the consulting agreement to suspend the monthly fee indefinitely until such time as the Company requests that the services resume.

On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company's common stock. Accordingly, shareholders owning shares of the Company's common stock will receive two additional shares of the Company for each share they own. The Company had 10,128,600 shares issued and outstanding prior to the forward stock split. At September 30, 2016 and September 30, 2015 the Company has 31,085,800 shares and 30,385,800 shares, respectively, of common stock issued and outstanding. The Company received notification from the Financial Industry Regulatory Authority (FINRA) on May 7, 2015, that it could proceed with the three-for-one forward stock split. Additional funds were reallocated from Additional Paid in Capital to the Common Stock account in an amount equal to the additional par value represented by the additional shares issued under the stock split. All share information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this transaction.

On August 7, 2015, the Company granted 100,000 shares of restricted common stock to its chief operating officer. On the date of grant, the shares were valued at $.61 per share which was the unadjusted closing share price on that date for a fair value of $61,000. The shares vested over a six-month period; accordingly, during the six months ended March 31, 2016, the Company recorded stock based compensation expense in the amount of $61,000 associated with vesting of the common stock granted. The subject shares of common stock were issued on March 29, 2016. During the year ended September 30, 2016, the Company recorded stock based compensation expense in the amount of $43,098, associated with vesting of common stock granted.

On October 31, 2016, the Company amended and restated its Articles of Incorporation in the form attached hereto as Exhibit 3.1. The purpose of the amendment and restatement of the Articles of Incorporation was to:

(i)	Change the Company’s name from “SmooFi, Inc.” to “NuLife Sciences, Inc.”

(ii)	Symbol change from “SMFI” to “NULF”;

(iii)	Increase the number of authorized shares of Preferred Stock to 25,000,000;

(iv)	Increase the number of authorized shares of Common Stock to 475,000,000;

(v)	Define, with respect to the Preferred Stock, the manner in which the Board may define the powers, preferences, rights, and restrictions thereof.

Concurrent with the Company’s increase of its authorized common and preferred stock, the Company requested and received from, the Financial Industry Regulatory Authority, approval for a name change from Smoofi, Inc. to NuLife Sciences, Inc., and a symbol change from “SMFI” to “NULF”. The amended and restated Bylaws of the Company are hereto as Exhibit 3.2.

Also on October 31, 2016, the Company adopted a 2016 Non-Qualified Incentive Stock Compensation Plan (the “Compensation Plan”), and reserved 7,000,000 shares for issuance from the Compensation Plan. As of the date of this report no shares have been issued from the Compensation Plan.

On November 1, 2016, the Company amended and restated its Bylaws, providing for a change in the Company’s name from “SmooFi, Inc.” to “NuLife Science, Inc.” The amended and restated Bylaws of the Company are hereto as Exhibit 3.2.

On November 1, 2016, the Board approved the Certificates of Designation to the Company’s Articles of Incorporation in respect of Series A Preferred Stock and Series B Preferred Stock, to provide for the rights, preferences, and privileges as described Exhibits 3.3 and 3.4 hereto.

NOTE 11 - INCOME TAXES

As of September 30, 2016, the Company had net operating loss carry forwards of approximately $936,186 that may be available to reduce future years' taxable income through 2036.

	As of September 30, 2016	As of September 30, 2015
Deferred tax assets:
Net operating tax carryforwards	$365,113	$254,373
Other	—	—
Gross deferred tax assets	365,113	254,373
Valuation allowance	(365,113)	(254,373)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Management periodically reviews the likelihood that that it will be able to recover its deferred tax assets. As the achievement of required future taxable income is uncertain based on an assessment of all available evidence, the Company recorded a valuation allowance equal to the full amount of its deferred tax assets as of September 30, 2016 and 2015.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 5.0% for 2016 and 2015 is as follows:

	2016	2015
Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
State income tax benefit, net of effect on federal taxes	(5.00)%	(5.00)%
Valuation allowance	39.00	39.00%
Effective rate	0.00	0.00%

NOTE 12 - RELATED PARTY TRANSACTIONS

In April of 2015 Mr. Brian Loiselle, a former director of the Company, agreed to transfer his ownership interest in a cannabis farm and related equipment known as the "Tamarack Project", which was the subject of a certain Letter of Intent to which the Company was a party. In addition, it was proposed that Mr. Cahill sell all of his 21,750,000 shares of the Company to a company controlled by Mr. Loiselle. The transfer of the Tamarack Project and other projects which Mr. Loiselle offered in substitution to the Tamarack Project were never completed, and the shares of the Company held by Mr. Cahill never were transferred. Mr. Loiselle induced the Company to make a non-refundable payment of $50,000 in connection with his attempt to purchase a replacement cannabis farm and property, the “Stroud Farm”, which never closed and the $50,000 was written off in the year ended September 30, 2015. After giving Mr. Loiselle several extensions of time to perform on his proposed multi-part transaction, we severed relations with Mr. Loiselle in August 2016. As of September 30, 2016, $53,200 was due to Mr. Loiselle and included as Due to Related Party which is in dispute as described below.

Effective January 1, 2016, in recognition of the absence of employment and consulting agreements and the time commitment to the Company on the part Mr. Fred Luke, the Company’s President, and Mr. Sean Clarke, the Company's Chief Financial Officer and sole director, and Brian Loiselle, a former member of the Board of Directors, respectively, the Board of Directors on March 31, 2016 approved monthly compensation in the amount of $10,000 to be paid to Mr. Sean Clarke and Brian Loiselle, to be deferred and accrued and only paid following the Closing of the purchase of the Stroud Farm and at such time as the Company has the necessary financial resources. Effective April 1, 2016, such monthly compensation was revised from $10,000 to $5,000, but the Board of Directors reaffirmed that such payment was to be deferred and accrued, and only paid following the Closing of the purchase of the Stroud Farm and at such time as the Company has the necessary financial resources At September 30, 2016, $120,000 has been accrued and is included in Due to Related Parties. However, the Company severed the relationship with Mr. Loiselle in August 2016 following the failure of close on the purchase the Stroud Farm and, therefore, the Company is disputing the obligation for payment of these accrued consulting fees.

As of September 30, 2016, the Company had three notes payable issued and outstanding with an entity controlled by Mr. Loiselle with a total principle of $74,500 and accrued interest of $5,038. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is EastWest Secured Developments, LLC; an Arizona Limited Liability Company of which Mr. Brian Loiselle, a director of and consultant to the Company, is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of a certain contemplated farm property acquisition or October 31, 2016.

On April 22, 2015, the Company and Newport Board Group entered into an Advisory Services Agreement whereby Mr. Donahue would serve as the Company's Chief Operating Officer. The term of the initial agreement was for 60 days. The Board of Directors approved by resolution to extend the Agreement with the Newport Board Group on June 9, 2015, but no definitive agreement was signed and no set termination date was set; however, the resolutions provided for either party to terminate the extension at any time with 30 days' written notice. The monthly fee under the original agreement was $4,000 to be paid monthly for Mr. Donahue to serve as the Chief Operations Officer and was negotiated and connected to the original proposed transfer of the Tamarack Project to the Company by Mr. Loiselle. During the year ended September 30, 2016, the Company paid $-0- to Newport Board Group, with an additional $57,500 of monthly fees deferred and included as Due to Related Party at September 30, 2016. During the year ended September 30, 2015, the Company paid $11,832 to Newport Board Group, with an additional $9,500 of monthly fees deferred and included as Due to Related Party at September 30, 2015. The Company terminated the extension in September 2016, effective October 15, 2016. The Company has continued to defer and accrue all additional fees through the date of filing of this Report. On August 7, 2015, the Company granted 100,000 shares of restricted common stock to Mr. John Donahue, the Company’s former Chief Operations Officer.

As of September 30, 2016, the Company owed Mr. Clarke and Mr. Luke $60,000 and $5,000, respectively, of accrued and unpaid compensation. These amounts are included as Due to Related Party at September 30, 2016. During the year ended September 30, 2016 and 2015 the Company paid Mr. Clarke and Mr. Luke $-0- and $10,000, respectively, as compensation.

NOTE 13 - CONTINGENCY

As of September 30, 2016, as described in Note 12, the Company has accrued $53,200 in Due to Related party - Mr. Loiselle, note payable of $74,500 and accrued interest of $5,038 due to EastWest Secured Developments, LLC, an entity controlled by Mr. Brian Loiselle, As of today, the aggregated amount of $132,738 has been in default and past due. On top of the amount accrued by the Company, Mr. Loiselle had demanded for a penalty fee of $101,235, which is approximately 18% monthly default rate on the amount past due. We believe the penalty fee imposed is invalid and are currently in dispute with Mr. Loiselle.

NOTE 14 - SUBSEQUENT EVENTS

On October 3, 2016 the Company entered into a definitive Asset Purchase Agreement to acquire all of the assets of GandTex, LLC, a Texas limited liability company (“GandTex”), as disclosed by the Company on Form 8-K on October 17, 2016. The transaction had a soft Closing on November 30, 2016 with the Assignment to the Company of one of the GandTex patents and a License based upon another patent where James Gandy was a co-inventor. A final Closing of this transaction occurred on December 30, 2016 with the issuance of ten Million (10,000,000) shares of the Company’s Series B Convertible Preferred Stock to GandTex LLC. Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the newly developed procedure, using the patents and License, to conduct tests of the new procedure on animal (“Animal Trials”) in the aggregate amount of $300,000.

On September 16, 2016 we asked Mr. John Hollister to join our management team as our Chief Executive Officer. Due to the financial constraints of the Company Mr. Hollister did not accept the offer. However, in October 2016 Mr. Hollister agreed to serve as a consultant, then as our interim our Chief Executive Officer, pending the completion of the sale the Purchase Notes. There has yet to be a definitive agreement executed between the Company and Mr. Hollister although we expect to have a final agreement finalized in January 2017.

On November 1, 2016, pursuant to, and in preparation for, the fulfillment of the Asset Purchase Agreement to acquire all of the assets of GandTex, the Company formed 2 subsidiaries in the state of Nevada, NuLife BioMed, Inc., and NuLife Technologies, Inc. GandTex is a biomedical company focused on advancing human organ transplant technology and medical research. The assets being transferred consist of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials conducted by GandTex.

On September 27, 2016, the Company entered into those four (4) Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes, dated October 11, 2016 (collectively, the “Purchase Notes”) in the aggregate principal amount of $50,000. All of the Purchase Notes are due upon demand, provided however, that the holder thereof can’t make demand until after Ninety (90) days from the date of issuance (the “Maturity Date”). The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Purchase Agreements and the Purchase Notes contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies.

The Company executed the Purchase Agreements and issued the Purchase Notes as described in above. The Purchase Notes may be accelerated by the holders thereof in the event of default. In addition, the amounts due and payable under the Purchase Notes (and, consequently, the number of shares of common stock convertible thereunto) may be increased to 150% of the principal and interest amounts of the Purchase Notes. The Purchase Notes are a direct financial obligation of the Company and are considered a current liability of the Company for accounting purposes.

From November 18, 2016 to December 3, 2016, the Company entered into eight (8) Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes (collectively, the “Purchase Notes”) in the aggregate principal amount of $540,000. All of the Purchase Notes are due upon demand, provided however, that the holder thereof can’t make demand until after Ninety (90) days from the date of issuance (the “Maturity Date”). The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. The Purchase Agreements and the Purchase Notes contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies. Copies of the Purchase Agreements and Purchase Notes are included as an Exhibit hereto.

From November 18, 2016 to December 3, 2016, the Company executed the Purchase Agreements and issued the Purchase Notes as described above. The Purchase Notes may be accelerated by the holders thereof in the event of default. In addition, the amounts due and payable under the Purchase Notes (and, consequently, the number of shares of common stock convertible thereunto) may be increased to 150% of the principal and interest amounts of the Purchase Notes. The Purchase Notes are a direct financial obligation of the Company and are considered a current liability of the Company for accounting purposes.

In respect of the aforementioned convertible note issuances of the Company, the note holders are each an “accredited investor” as such term is defined by rules promulgated by the Securities and Exchange Commission (“SEC”). No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of the convertible promissory notes pursuant to their respective agreements were exempt from registration with the SEC pursuant to Section 4(2) of the Securities Act of 1933.

On November 15, 2016, the Board approved the grant of 1,500,000 common stock purchase options to Fred Luke, the Company’s President, at an exercise price of not less than One Hundred Ten percent (110%) of the ten (10) day lowest trailing average closing bid price of such shares on the date of execution of the Option Agreement (the “Option Agreement”) which was Fourteen cents ($0.14) per share and subject to certain adjustments on November 15, 2016.

Concurrent with the Company’s filing with the Nevada Secretary of State’s office, the Company requested and received from the Financial Industry Regulatory Authority, approval for the following:

(i)	Change the Company’s name from “SmooFi, Inc.” to “NuLife Sciences, Inc.”;

(i)	Symbol change from “SMFI” to “NULF”;

(ii)	Increase the number of authorized shares of Preferred Stock to 25,000,000;

(iii)	Increase the number of authorized shares of Common Stock to 475,000,000; and

(iv)	Define, with respect to the Preferred Stock, the manner in which the Board may define the powers, preferences, rights, and restrictions thereof.

Also on October 31, 2016, the Company adopted a 2016 Non-Qualified Incentive Stock Compensation Plan (the “Compensation Plan”), and reserved 7,000,000 shares for issuance from the Compensation Plan. As of the date of this report no shares have been issued from the Compensation Plan.

These changes to our Articles of Incorporation will enable the Company’s board of directors, without further authorization from shareholders, to issue up to 475,000,000 shares of common stock and up to 25,000,000 shares of preferred stock having such rights, privileges, and preferences as determined by the board of directors, for consideration deemed adequate in exchange for such shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation by our management, which consists of two individuals, our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our President and Chief Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2016, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table contains information as of September 30, 2016 as to each Director of the Company:

Name	Age	Position
Fred Luke	69	President
Sean Clarke	39	Chief Financial Officer, Secretary and Director

Fred Luke. In addition to his role as the Company’s President, Mr. Luke is currently President, Secretary and a member of the Board of Directors of Green Automotive Company, serving in these various capacities since January 11, 2011. Mr. Luke has over 40 years of experience in providing operational and financial consulting services. He has assisted companies with entity formation and business planning, multi-national mergers and acquisitions, reverse mergers, corporate finance, debt restructuring, and arranging conventional debt and equity financing. Since 1970, Mr. Luke has provided consulting and management services and has served as a director, chairman, chief accounting officer, president and chief executive officer of over 100 public and privately-held companies. He has worked in Asia, Europe, Canada, and North Africa. Mr. Luke’s clients have been active in various business segments, domestic banking, the creation of domestic and foreign tax shelters, telecommunications, commercial airlines, real estate, domestic film financing, clothing and food manufacturing, casino gaming and hotel operations, oil and gas exploration, oil and gas transportation and refining, alternative energy, equipment leasing, network marketing, and international finance.

Sean Clarke. Mr. Sean Clarke has served as Chief Executive Officer, President, Chief Financial Officer of NuLife since its inception on October 11, 2013. Mr. Clarke has served as the sole officer of EPunk, Inc. from June 2013 through the present time, where he provides financial and management services for small to medium-sized companies. These include part time CEO services to these companies, which includes operational advice, accounting, supply chain management, preparation of security filings, and advice regarding compliance, and corporate governance.

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

Director Nominations

As of September 30, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company's board of directors.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that not all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during fiscal 2015 in that Mr. Clarke and Mr. Cahill did not file the appropriate requisite forms on a timely basis; all forms have been subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended September 30, 2016 and September 30, 2015 compensation awarded to or paid to, or earned by, our President and Chief Financial Officer (the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Luke (1)	2016	$—	$—	$—	$—	$—	$—	$—	$—
President	2015	$—	$—	$—	$—	$—	$—	$—	$—

Sean Clarke (1)	2016	$—	$—	$—	$—	$—	$—	$—	$—
CFO,Secretary and Director	2015	$—	$—	$—	$—	$—	$—	$—	$—

_____________

(1)	On November 15, 2016, Mr. Luke received options to acquire 1,500,000 shares of common stock. The options are exercisable upon 60 day notice at 50% of the 10 day average highest closing bid of the Company’s common stock. The Company does not intend on issuing any additional shares to Mr. Luke for organizational services or for his activities as an officer for the foreseeable future.

(2)	Mr. Clarke received 1,500,000 shares of common stock of the Company as founder shares on October 15, 2013. The Company does not intend on issuing any additional shares to Mr. Clarke for organizational services or for his activities as an officer or director for the foreseeable future.

Narrative Disclosure to Summary Compensation

As of September 30, 2016, there were no formal employment arrangement with Mssrs. Luke or Clarke. Mssrs. Luke and Clarke's compensation have not been fixed or based on any percentage calculations. Our board of directors will make all decisions determining the amount and timing of their compensation and, for the immediate future, Mssrs. Luke and Clarke have elected not to receive any compensation as officers and directors due to the Company's financial condition.

Equity Awards

Grants of Plan-Based Awards Table

Mr. Luke was the only executive officer to receive a grant of stock option awards or other plan-based awards during the period ended September 30, 2016 as stated above.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended September 30, 2016. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

Except as disclosed herein, none of our named executive officers had any outstanding stock or option awards as of September 30, 2016 that would be compensatory to the officer and the Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant additional awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended September 30, 2016, we did not provide compensation to any of our directors for serving as a director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to pay cash fees and/or issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised solely of Sean Clarke, our Chief Financial Officer and Secretary. The board of directors performs the functions that would be performed by a compensation committee, and will determine compensation to be paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 30, 2016, certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name	Shares of Common Stock Beneficially Owned	Percent of Class	Shares of Preferred Stock Beneficially Owned	Percent of Class	Other Beneficial Ownership	Total	Voting Percentage for all Classes (fully-diluted)
Sean Cameron Clarke(1)	1,500,000	4.83%	—	*	—	1,500,000	4.83%
Fred S. Luke(2)	—	*	—	*	1,500,000	1,500,000	4.83%
Derek Cahill(3)	21,750,000	69.97%	—	*	—	21,750,000	69.97%
GandTex, LLC(4)	—	*	10,000,000	100%	—	10,000,000	100.00%
All directors and executive officers as a group (2 persons)	3,000,000	4.83%	—	*	1,500,000	3,000,000	9.66%

* - indicates less than one percent

(1)	Chief Financial Officer, Secretary and sole member of the Board of Directors.
(2)	President of the Company.
(3)	Beneficial shareholder of the Company.
(4)	A Texas limited liability company owned and controlled by James Gandy. GandTex received 10,000,000 shares of Series B Convertible Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 15, 2016, the Company issued Mr. Fred Luke, the Company’s President, 1,500,000 common stock options. The options are exercisable upon 60 day notice at 50% of the 10 day average highest closing bid of the Company’s common stock.

On October 15, 2013, the Company issued 1,500,000 shares of its common stock to Mr. Sean Clarke as founder's shares for services rendered.

Our office and mailing address is 1031 Calle Recodo, Suite B, San Clemente, CA 92673. The space is provided to us by Mr. Sean Clarke. Mr. Sean Clarke incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

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

Audit Fees

During the fiscal years ended September 30, 2016 and 2015, the Company paid TAAD approximately $11,950 and $6,325, respectively, for auditing services they performed throughout those years.

Tax Fees

During the years ended September 30, 2016 and 2015, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the years ended September 30, 2016 and 2015, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

3.	Exhibits:

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

3.3	Certificate of Designation for Series A Preferred Stock (1)

3.4	Certificate of Designation for Series B Preferred Stock (1)

10.1	Form of Note Agreement *

14.1	Code of Ethics (2)

31	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL Interactive Data Files*

____________

* Filed herewith.

(1) Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 16, 2016.

(2) Incorporated herein by reference to the Company's Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NULIFE SCIENCES, INC.

Date: January 17, 2017	By:	/s/ Fred S. Luke
Fred S. Luke
President (Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Luke	President	January 17, 2017
Fred Luke

/s/ Sean Clarke	Chief Financial Officer, Secretary	January 17, 2017
Sean Clarke	and Sole Director

