Form 10-K/A
period 2016-09-30
NuLife Sciences, Inc.
filed 2017-01-19
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the period ended September 30, 2016, filed with the Securities and Exchange Commission on January 17, 2017 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NULIFE SCIENCES, INC.

Date: January 18, 2017	By:	/s/ Fred S. Luke
Fred S. Luke
President (Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Luke	President	January 18, 2017
Fred Luke

/s/ Sean Clarke	Chief Financial Officer, Secretary	January 18, 2017
Sean Clarke	and Sole Director