Form 10-Q
period 2016-12-31
NuLife Sciences, Inc.
filed 2017-02-21
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-54163

NuLife Sciences, Inc.
(Exact name of registrant as specified in its Charter)

Nevada	46-3876675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

1031 CalleRecodo, Suite B, San Clemente, CA	92673
(Address of principal executive office)	(Zip Code)

 (949) 973-0684

(Registrant’s telephone number, including area code)

Not Applicable

 (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of February 21, 2017, there were 31,085,800 shares of $0.001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Balance Sheets

	December 31, 2016 (Unaudited)	September 30, 2016

ASSETS

CURRENT ASSETS:
Cash	$503,518	$1,086
Note receivable	25,745	25,241
Total Current Assets	529,263	26,327

TOTAL ASSETS	$529,263	$26,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$373,815	$338,159
Due to related parties	172,833	175,700
Accrued interest	31,868	22,885
Notes payable and accrued interest payable	25,000	25,000
Notes payable, related parties	74,500	74,500
Convertible note, current portion, net of debt discount of $35,317 and $-0-	14,708	—
TOTAL CURRENT LIABILITIES	692,724	636,244

Convertible notes, net of debt discount and beneficial conversion feature of $43,060 and $91,480 and $621,154 and $-0-, respectively	70,787	8,545
Derivative liability	183,540	169,221
TOTAL LONG TERM LIABILITIES	254,327	177,766

TOTAL LIABILITIES	947,051	814,010

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 31,085,800 shares issued and outstanding respectively	31,086	31,086
Additional paid in capital	1,215,188	392,739
Accumulated deficit	(1,664,062)	(1,211,508)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(417,788)	(787,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$529,263	$26,327

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Statements of Operations

For the Three Months Ended December 31, 2016 and 2015

(Unaudited)

	2016	2015

Revenue	$—	$—
Cost of sales	—	—
Gross Profit	—	—
Operating expense:
General and administrative expenses	(402,260)	(73,531)
Total operating expense	(402,260)	(73,531)
Loss from operations	(402,260)	(73,531)
Interest expense	(36,479)	(1,765)
Interest income	504	—
Loss on change in fair value of derivative and derivative expense	(14,319)	—
Loss before provision for income tax	(452,554)	(75,296)
Provision for income taxes	—	—

Net loss	$(452,554)	$(75,296)
Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average common shares outstanding – basic and diluted	31,085,800	30,385,800

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Statement of Cash Flows

For the Three Months Ended December 31, 2016 and 2015

(Unaudited)

	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(452,554)	$(75,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Intangible asset impairment loss	—	—
Amortization of debt discount	27,495	—
Loss on change in fair value of derivative and derivative expense	14,319	—
Stock-based compensation expense	186,904	30,500
Prepaid expenses	—	825
Note receivable	(504)	—
Accounts payable and accrued expenses	35,656	25,649
Due to related party	(2,867)	16,200
Accrued interest payable	8,983	1,765

Net Cash Used in Operating Activities	(182,568)	(357)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible notes	685,000	—
Net Cash Provided by Financing Activities	685,000	—

CHANGE IN CASH	502,432	(357)
CASH AT BEGINNING OF PERIOD	1,086	2,160
CASH AT END OF PERIOD	$503,518	$1,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NULIFE SCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

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

Operations, Consulting and Advisory Services in the Organ Transplant segment of the Healthcare Industry

On January 29, 2017, the Company announced the completion of an Asset Purchase Agreement to acquire all of the assets (the “Asset Purchase”) of GandTex, LLC, a Texas limited liability company (“GandTex”). GandTex was the owner of certain patents and licensed rights related to biomedical company focused on advancing human organ transplant technology and medical research. The assets consisted of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials (the “Trials”) conducted by a third party operating under the GandTex Assets (collectively, the “Assets”). Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the Trials in the aggregate amount of $300,000. In exchange for the Assets, the Company issued to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock. GandTex is owned and controlled by a single individual Managing Member who beneficially owns 70% of GandTex. The Asset Purchase was approved by a majority of the Company’s disinterested directors.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 fiscal year-end.

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2016 included in our Annual Report on Form 10-K. The results of the three month periods ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year ending September 30, 2017.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company does not have any cash equivalent as of December 31 and September 30, 2016.

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

Fair Value Measurements and Disclosures

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016 and 2015. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Convertible notes (net of discount) – December 31, 2016	$—	$—	$85,495
Convertible notes (net of discount) – September 30, 2016	$—	$—	$8,545
Derivative liability – December 31, 2016	$—	$—	$183,540
Derivative liability – September 30, 2016	$—	$—	$169,221

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of December 31, 2016:

Balance at September 30, 2016	$8,545
Issuance of notes	685,000
Debt discount on convertible notes	—
Accretion of debt discount	13,103
Debt discount on convertible notes due to beneficial conversion feature	(635,545)
Accretion of debt discount due to beneficial conversion feature	14,392
Balance December 31, 2016	$85,495

The Company determined the value of its convertible notes using a market interest rate and the value of the derivative liability issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 31, 2016 and 2015.

Derivative Financial Instruments

The Company evaluates our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based financial instruments, the Company uses the Black-Scholes-Merton pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Please refer to Note 8.

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its financial statements.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $163,461 and, having incurred net losses since inception, an accumulated deficit of $1,664,062 at December 31, 2016.

For the period ended December 31, 2016, management evaluated the Company's ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company's ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management's assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTES RECEIVABLE

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

On August 17, 2016, the Company entered into a secured promissory note in the amount of $25,000 to advance funds to the sellers of assets in regards to the GrandTex asset purchase referenced in Note 1. This note has an interest rate of 8% per annum, with principal and unpaid and accrued interest due on February 17, 2017. As of December 31, 2016, the total outstanding under this note including accrued interest is $25,745.

NOTE 5 - CONSULTING AGREEMENT

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company will pay the consultant a monthly fee of $8,500 on the first day of each month with the payment deferred until the Company closes financing in the amount of $3 million or greater. Additionally, the Company was required to issue the consultant 200,000 shares of common stock on October 1, 2015. During the three months ended December 31, 2016 and 2015, the Company recorded stock based compensation expense in the amount of $-0- and $30,500 associated with the vesting of the common stock, respectively.

NOTE 6 – NOTES PAYABLE

As of December 31, 2016, the Company had one note payable issued and outstanding to third party lenders with a total principle of $25,000 and accrued interest of $12,156. The note was due on June 30, 2015, has an interest rate of 12%. This note remains unpaid. The note is in default as of December 31, 2016.

As of December 31, 2016, the Company had three notes payable issued and outstanding with a related party with a total principle of $74,500 and accrued interest of $6,916. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company of which Mr. Brian Loiselle, a director of and consultant to the Company, is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of a certain contemplated farm property acquisition or October 31, 2016. The three notes are currently in default. However, the default interest demand of 18% per month by Mr. Loiselle is being disputed by the Company due to the lack of provision for default interest in the notes.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes consists of the following:

	December 31, 2016	September 30, 2016

Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due December 2017.	$50,025	$50,025
Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due August 2019.	50,000	50,000
Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due October 2019.	50,000	—
Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due November 2019.	30,000	—
Convertible notes payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due December 2019.	605,000	—
Unamortized debt discount	(78,377)	(91,480)
Unamortized debt discount due to beneficial conversion feature	(621,153)	-)
	85,495	8,545
Less current portion	14,708	-0-
Convertible debt, net of current portion and debt discount	$70,787	$8,545

On September 2, 2016, the Company amended and restated that certain outstanding promissory note of the Company, dated July 3, 2015, in the principal amount of $50,025. The replacement convertible promissory note matures on December 31, 2017 and bears interest at the rate of 8% per annum, and the principal and interest due thereunder may be prepaid at any time. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. As of December 31, 2016, the note balance and accrued interest is $50,025 and $6,041, respectively.

Also on September 2, 2016, the Company entered into those certain Note Purchase Agreements in connection with the issuance of certain convertible promissory notes in the aggregate principal amount of $50,000. All of the Purchase Notes mature thirty-six months from the date of issuance and bear interest at the rate of 10% per annum. Each of the Purchase Notes may be prepaid until the Maturity Date at 110% of the principal and interest amount outstanding. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. As of December 31, 2016, the note balances and accrued interest are $50,000 and $1,666, respectively.

On September 27, 2016, the Company entered into those four (4) Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes, dated October 11, 2016 (collectively, the “Purchase Notes”) in the aggregate principal amount of $50,000. All of the Purchase Notes are due upon demand, provided however, that the holder thereof can’t make demand until after Ninety (90) days from the date of issuance (the “Maturity Date”). The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. Due to the beneficial conversion feature of these notes, the Company recorded $545 of debt discount as a contra liability and amortized $40 of the discount during the three months ended December 31, 2016. As of December 31, 2016, the note balances and accrued interest are $50,000 and $888, respectively.

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

From November 18, 2016 to December 3, 2016, the Company entered into eight (8) Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes (collectively, the “Purchase Notes”) in the aggregate principal amount of $490,000. All of the Purchase Notes are due upon demand, provided however, that the holder thereof can’t make demand until after Ninety (90) days from the date of issuance (the “Maturity Date”). The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. Due to the beneficial conversion feature of these notes, the Company recorded $490,000 of debt discount as a contra liability and amortized $12,941 of the discount during the three months ended December 31, 2016. As of December 31, 2016, the note balances and accrued interest are $540,000 and $3,106, respectively.

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

From December 14, 2016 to December 22, 2016, the Company entered into five (5) Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes (collectively, the “Purchase Notes”) in the aggregate principal amount of $145,000. All of the Purchase Notes are due upon demand, provided however, that the holder thereof can’t make demand until after Ninety (90) days from the date of issuance (the “Maturity Date”). The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. Due to the beneficial conversion feature of these notes, the Company recorded $145,000 of debt discount as a contra liability and amortized $1,451 of the discount during the three months ended December 31, 2016. As of December 31, 2016, the note balances and accrued interest are $145,000 and $338, respectively.

From December 14, 2016 to December 22, 2016, the Company executed the Purchase Agreements and issued the Purchase Notes as described above. The Purchase Notes may be accelerated by the holders thereof in the event of default. In addition, the amounts due and payable under the Purchase Notes (and, consequently, the number of shares of common stock convertible thereunto) may be increased to 150% of the principal and interest amounts of the Purchase Notes. The Purchase Notes are a direct financial obligation of the Company and are considered a current liability of the Company for accounting purposes.

NOTE 8 – DERIVATIVE LIABILITY

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

The initial fair value of the embedded debt derivative of $194,620 was allocated as a debt discount in the amount of $100,025 and excess $94,595 was charged to interest expenses, loss on derivative. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	December 31, 2016	September 30, 2016
(1) dividend yield of	0%;	0%;
(2) expected volatility of	311%,	243% - 413%,
(3) risk-free interest rate of	1.47%,	0.50% - 0.88%,
(4) expected life of	1-3 years, and	1-3 years, and
(5) fair value of the Company’s common stock of	$0.11 per share.	$0.11 per share.

During the three months ended December 31, 2016 and 2015, the Company recorded the loss in fair value of derivative and derivative expense in the amount of $69,196 and $-0-, respectively.

For the three months ended December 31, 2016 and 2015, $8,545 and $-0-, were expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at September 30, 2016	$169,221
Initial measurement at issuance date of the notes	—
Derivative expense	—
Change in fair value of derivative at period end	14,319
Balance December 31, 2016	$183,540

NOTE 9 – SHARE CAPITAL

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

On October 31, 2016, the Company amended and restated its Articles of Incorporation. The purpose of the amendment and restatement of the Articles of Incorporation was to:

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
15

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

On November 1, 2016, the Board approved the Certificates of Designation to the Company’s Articles of Incorporation in respect of Series A Preferred Stock and Series B Preferred Stock, to provide for the rights, preferences, and privileges.

Stock Options

On November 15, 2016, the Board approved the grant of 1,500,000 common stock purchase options to Fred Luke, the Company’s President, at an exercise price of not less than One Hundred Ten percent (110%) of the ten (10) day lowest trailing average closing bid price of such shares on the date of execution of the Option Agreement (the “Option Agreement”) which was Fourteen cents ($0.14) per share and subject to certain adjustments on November 15, 2016. The options vested immediately.

Stock option transactions for the three months ended December 31, 2016 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2016	—	$—	—
Granted	1,500,000	0.14	3.0	186,904
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2016	1,500,000	0.14	3.0
Exercisable, December 31, 2016	1,500,000	$.0.14	3.0

The initial fair value of the option was $186,904 charged to operating expense during the three months ended December 31, 2016. The fair value of the option was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	236%,
(3) risk-free interest rate of	1.28%,
(4) expected life of	3 years, and
(5) fair value of the Company’s common stock of	$0.13 per share.

The fair value of options exercised in the three months ended December 31, 2016 and 2015 was $0 and $0, respectively.

The Company recorded $186,904 and $-0- of stock compensation expense in the statements of operations for three months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

As of December 31, 2016, the Company had three notes payable issued and outstanding with an entity controlled by Mr. Loiselle with a total principle of $74,500 and accrued interest of $6,916. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is EastWest Secured Developments, LLC; an Arizona Limited Liability Company of which Mr. Brian Loiselle, a director of and consultant to the Company, is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date of the three notes is October 31, 2016.

On April 22, 2015, the Company and Newport Board Group entered into an Advisory Services Agreement whereby Mr. Donahue would serve as the Company's Chief Operating Officer. The term of the initial agreement was for 60 days. The Board of Directors approved by resolution to extend the Agreement with the Newport Board Group on June 9, 2015, but no definitive agreement was signed and no set termination date was set; however, the resolutions provided for either party to terminate the extension at any time with 30 days' written notice. The monthly fee under the original agreement was $4,000 to be paid monthly for Mr. Donahue to serve as the Chief Operations Officer and was negotiated and connected to the original proposed transfer of the Tamarack Project to the Company by Mr. Loiselle. During the three months ended December 31, 2016, the Company paid $-0- to Newport Board Group, with an additional $57,500 of monthly fees deferred and included as Due to Related Party at December 31, 2016. During the three months ended December 31, 2015, the Company paid $-0- to Newport Board Group, with an additional $21,500 of monthly fees deferred and included as Due to Related Party at December 31, 2015. The Company terminated the extension in September 2016, effective October 15, 2016. The Company has continued to defer and accrue all additional fees through October 15, 2016. On August 7, 2015, the Company granted 100,000 shares of restricted common stock to Mr. John Donahue, the Company’s former Chief Operations Officer. As of December 31, 2016, the Company owed Newport Board Group $59,633 of accrued and unpaid services which is reported as Due to Related Party.

As of December 31, 2016, the Company owed Mr. Clarke and Mr. Luke $60,000 and $-0-, respectively, of accrued and unpaid compensation. These amounts are included as Due to Related Party at December 31, 2016. During the three months ended December 31, 2016 and 2015 the Company paid Mr. Clarke and Mr. Luke $26,500 and $-0-, respectively, as compensation.

On October 3, 2016 the Company entered into a definitive Asset Purchase Agreement to acquire all of the assets of GandTex, LLC, a Texas limited liability company (“GandTex”), as disclosed by the Company on Form 8-K on October 17, 2016. The transaction had a soft Closing on November 30, 2016 with the Assignment to the Company of one of the GandTex patents and a License based upon another patent where James Gandy was a co-inventor. A final Closing of this transaction occurred on January 29, 2017 with the issuance of ten Million (10,000,000) shares of the Company’s Series B Convertible Preferred Stock to GandTex LLC. Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the newly developed procedure, using the patents and License, to conduct tests of the new procedure on animal (“Animal Trials”) in the aggregate amount of $300,000.

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

On November 15, 2016, the Board approved the grant of 1,500,000 common stock purchase options to Fred Luke, the Company’s President, at an exercise price of not less than One Hundred Ten percent (110%) of the ten (10) day lowest trailing average closing bid price of such shares on the date of execution of the Option Agreement (the “Option Agreement”) which was Fourteen cents ($0.14) per share and subject to certain adjustments on November 15, 2016. The options are valued at $186,904 and recorded as expense during the three months ended December 31, 2016.

NOTE 11 - CONTINGENCY

As of December 31, 2016, as described in Note 10, the Company has accrued $53,200 in Due to Related party - Mr. Loiselle, note payable of $74,500 and accrued interest of $6,916 due to EastWest Secured Developments, LLC, an entity controlled by Mr. Brian Loiselle, as of today, the aggregated amount of $132,738 has been in default and past due. On top of the amount accrued by the Company, Mr. Loiselle had demanded for a penalty fee of $101,235, which is approximately 18% monthly default rate on the amount past due. We believe the penalty fee imposed is invalid and are currently in dispute with Mr. Loiselle.

NOTE 12 - SUBSEQUENT EVENTS

In February, 2017, following the closing of the acquisition of the Gandy Assets and our first quarter ended December 31 2016, we activated the two wholly-owned subsidiaries formed in November 2016 - NuLife BioMed Inc. and NuLife Technologies Inc. NuLife BioMed Inc. was formed to operate and to conduct the animal trials and FDA clinical trials utilizing the Gandy Assets, and otherwise take the organ transplant utilizing the process derived from the Gandy Assets through to commercialization. NuLife Technologies Inc. was formed to hold and develop our Anytimejobs.com platform.

On January 29, 2017, the Company announced the completion of an Asset Purchase Agreement to acquire all of the assets (the “Asset Purchase”) of GandTex, LLC, a Texas limited liability company (“GandTex”). GandTex was the owner of certain patents and licensed rights related to biomedical company focused on advancing human organ transplant technology and medical research. The assets consisted of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials (the “Trials”) conducted by a third party operating under the GandTex Assets (collectively, the “Assets”). Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the Trials in the aggregate amount of $300,000. In exchange for the Assets, the Company issued to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock. GandTex is owned and controlled by a single individual Managing Member who beneficially owns 70% of GandTex. The Asset Purchase was approved by a majority of the Company’s disinterested directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2016 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

In the U.S. ~31,000 organ transplants occur every year but there are ~123,000 people on the candidate waiting list for a transplant 22 people die each day in America waiting for transplants that can’t take place because of the shortage of donated organs, due to failed tissue matches. Additionally, the average costs of the immunosuppressive drugs is approximately $17,000 per year (Medicare only covers the first three years): and these drugs can also cause increased infection and cancer rates - ultimately destroying the transplanted organ and other organs. Further, even with the immunosuppression medication, an individual recipient of an organ with the correct tissue match can still suffer rejection.

Kidney transplants will be the Company’s initial target market as most common transplants – about 18,000 in 2015 – are Kidney transplants; most Kidney transplants patients spend years on dialysis while waiting; many Kidney transplants never receive the actual transplant due to the failure in finding the proper tissue match; and , all current Kidney transplant patients require anti-rejection drugs.

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

Results of Operation

Three Months Ended December 31, 2016 and 2015

Revenue

Revenue was $0 for the three months ended December 31, 2016 and 2015.

Cost of Sales

Cost of sales was $0 for the three months ended December 31, 2016 and 2015.

General and Administrative Expenses

General and administrative expenses and related party compensation were $402,260 and $73,531 for the three months ended December 31, 2016 and 2015, respectively. Expenses for the three months ended December 31, 2016 consisted primarily of $397,654 for professional fees and related party compensation. Expenses for the three months ended December 31, 2015 consisted primarily of $73,025 for professional fees which included $30,500 of non-cash stock-based compensation expense and $25,500 for investor relations expense.

Interest Expense

Interest expense was $36,479 and $1,765 for the three months ended December 31, 2016 and 2015, respectively, which related to interest accrued on borrowings, which were greater in the fiscal period ended December 31, 2016 as a result of newly issued debt in during October, November and December 2016. Included in interest expense for the three months ended December 31, 2016, was also $27,495 of non-cash interest expense related to the initial measurement of the beneficial conversion feature upon issuance of debt and $13,103 of amortization of the debt discount.

Loss on derivative

The Company recorded a net loss on derivative in the amount of $14,319 in the three months ended December 31, 2016. There was no derivative loss during the three months ended December 31, 2015.

Interest Income

Interest income was $504 and $-0- for the three months ended December 31, 2016 and 2015, respectively, which related to interest due on notes receivable, which were greater in the fiscal period ended December 31, 2016 as a result of the two notes receivable issued.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2016 and 2015:

	2016	2015
Operating Activities	$(182,568)	$(357)
Investing Activities	—	—
Financing Activities	685,000	—
Net Effect on Cash	$502,432	$(357)

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

As of December 31, 2016, we owed $546,648 in accounts payable, accrued expenses and to related parties, a substantial portion of which are past due. The only formal agreements, written or oral, with any vendors or other providers for payment of services or expenses are with respect to (i) contracted investor relation services, (ii) contracted services of the Company's former chief operating officer and (iii) compensation to the Company's president and chief financial officer and a consultant, one of whom is a director. There are no other significant liabilities at December 31, 2016.

As of December 31, 2016, the Company had one note payable issued and outstanding with a total principle of $25,000 and accrued interest of $12,912. The note was due on June 30, 2015, and has an interest rate of 12%. The note remains unpaid and is in default as of December 31, 2016.

As of December 31, 2016, the Company had three notes payable issued and outstanding with a related party with a total principle of $74,500 and accrued interest of $6,916. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company of which Mr. Brian Loiselle is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of the contemplated farm property acquisition or October 31, 2016. The acquisition of the various farm properties offered by Mr. Loiselle never occurred, and on August 26, 2016 Mr. Loiselle was notified that his relationship with the Company was terminated. Following that notice East West Secured Developments, LLC made a demand in October 2016 for repayment of the subject loans and subsequently declared the notes in default. The default interest demand of 18% by Mr. Loiselle is being disputed by the Company due to the lack of provision for default interest in the notes.

As of December 31, 2016, the Company had nineteen convertible notes payable issued and outstanding with a total principle of $785,025 and accrued interest of $18,956. The notes are due December 31, 2017 through December 22, 2019 and have interest rates of 8%. The notes remain unpaid as of December 31, 2016.

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

On September 13, 2016 we entered into a Letter of Intent with GandTex LLC, A Texas Limited Liability Company and owner of patents covering new techniques for organ transplants and tissue repair. We entered into a definitive agreement with GandTex on October 3, 2016 and received assignments related to two (2) of the three (3) patents on November 30, 2016

CRITICAL ACCOUNTING PRONOUNCEMENTS

Our financial statements and related public financial information are based on the application of generally accepted accounting principles in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements included in our August 31, 2016 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the periods presented in this report.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (“SPE”s).

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President (the “President”) and principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses (such as the absence of an audit committee and absence of qualified independent directors) in its internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with contractors and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations..

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2013, following the Company's incorporation on October 15, 2013, the Company issued 7,250,00 shares of our common, now 21,750,000 shares following the 3:1 forward stock split, stock to its founder, Derek Cahill, as consideration for the purchase of a business plan along with a website. The acquisition of the business plan and website was valued at $72,500.

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

• Sales were made only to accredited investors

In connection with the above transactions, we provided the following to all investors:

• Access to all our books and records

• Access to all material contracts and documents relating to our operation

• The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of NuLife Sciences, Inc.
3.2	Amended and Restated Bylaws of NuLife Sciences, Inc.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuLife Sciences, Inc.

Date: February 21, 2016	By:	/s/ Fred Luke
Fred Luke
President
(Duly Authorized Officer and Principal Executive Officer)

