Form 10-Q
period 2017-03-31
NuLife Sciences, Inc.
filed 2017-05-22
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 22, 2017, there were 31,085,800 shares of $0.001 par value common stock, issued and outstanding.

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Consolidated Balance Sheets

	March 31, 2017 (Unaudited)	September 30, 2016

ASSETS

CURRENT ASSETS:
Cash	$227,022	$1,086
Note receivable	—	25,241
Total Current Assets	227,022	26,327

TOTAL ASSETS	$227,022	$26,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$492,547	$448,859
Due to related parties	55,000	65,000
Accrued interest	49,930	22,885
Notes payable and accrued interest payable	99,500	99,500
Convertible note, current portion, net of debt discount of $26,609 and $-0-	23,416	—
TOTAL CURRENT LIABILITIES	720,393	636,244

Convertible notes, net of debt discount and beneficial conversion feature of $43,060 and $91,480 and $621,154 and $-0-, respectively	127,134	8,545
Derivative liability	165,897	169,221
TOTAL LONG TERM LIABILITIES	293,031	177,766

TOTAL LIABILITIES	1,013,424	814,010

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock Series A, $0.001 par value; 15,000,000 shares authorized; 110,000 issued or outstanding	110	—
Preferred stock Series B, $0.001 par value; 10,000,000 shares authorized; 10,000,000 issued or outstanding	10,000	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 31,085,800 shares issued and outstanding respectively	31,086	31,086
Additional paid in capital	3,732,578	392,739
Accumulated deficit	(4,560,176)	(1,211,508)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(786,402)	(787,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$227,022	$26,327

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Consolidated Statements of Operations

For the Three and Six Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross Profit	—	—	—	—
Operating expense:
General and administrative expenses	(2,830,803)	(103,877)	(3,233,063)	(177,409)
Total operating expense	(2,830,803)	(103,877)	(3,233,063)	(177,409)
Loss from operations	(2,830,803)	(103,877)	(3,233,063)	(177,409)
Interest expense	(83,115)	(2,527)	(119,594)	(4,292)
Interest income	161	—	665	—
Gain on change in fair value of derivative and derivative expense	17,643	—	3,324	—
Loss before provision for income tax	(2,896,114)	(106,404)	(3,348,668)	(181,701)
Provision for income taxes	—	—

Net loss	$(2,896,114)	$(106,404)	$(3,348,668)	$(181,701)
Basic and diluted loss per share	$(0.09)	$(0.00)	$(0.11)	$(0.01)
Weighted average common shares outstanding – basic and diluted	31,085,800	30,401,185	31,085,800	30,393,450

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Consolidated Statement of Cash Flows

For the Six Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,348,668)	$(181,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	92,550	—
Gain on change in fair value of derivative and derivative expense	(3,324)	—
Stock-based compensation expense	2,700,654	43,098
Bad debt	25,904	—
Prepaid expenses	—	3,165
Note receivable	(663)	(523)
Accounts payable and accrued expenses	55,305	26,626
Due to related party	(7,867)	88,200
Accrued interest payable	27,045	4,814

Net Cash Used in Operating Activities	(459,064)	(16,321)

CASH FLOW USED BY INVESTING ACTIVITIES:
Deposit on farm property	—	(25,000)
Loan to sellers of farm property	—	(31,400)
Net Cash Used by Investing Activities	—	(56,400)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	—	74,500
Proceeds from the issuance of convertible notes	685,000	—
Net Cash Provided by Financing Activities	685,000	74,500

CHANGE IN CASH	225,936	1,779
CASH AT BEGINNING OF PERIOD	1,086	2,160
CASH AT END OF PERIOD	$227,022	$3,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NULIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

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

Online marketplace and community

The Company's initially-defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. The Company's products and services, essentially an online marketplace and community, will use proprietary technology that will enable users, both service requestors and service providers, to work collaboratively to obtain substantial improvements in performance, reliability and usability. Service requestors (people or companies requesting a service) name their own price, date and time for any service. A service requestor can also select qualifying criteria such as number of reviews or review rankings of a service provider. The first service provider who can provide that service, on that date, at that time and meets the service ranking requirements will get the project. The web site and the platform, originally titled www.AnytimeJobs.com experienced security issues shortly after it was launched and had to be taken down to correct the security problems. At the present time the additional programming to eliminate the security problem has not been completed and the platform is not available online.

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

Operations, Consulting and Advisory Services in the Organ Transplant segment of the Healthcare Industry

On November 1, 2016, pursuant to, and in preparation for, the fulfillment of the Asset Purchase Agreement to acquire all of the assets of GandTex LLC, A Texas Limited Liability Company (“GandTex”), the Company formed 2 subsidiaries in the state of Nevada, NuLifeBioMed, Inc., and NuLife Technologies, Inc. GandTex is a biomedical company focused on advancing human organ transplant technology and medical research. The assets being transferred consist of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials conducted by GandTex.

On January 29, 2017, the Company announced the completion of an Asset Purchase Agreement to acquire all of the assets (the “Asset Purchase”) of GandTex. GandTex was the owner of certain patents and licensed rights related to biomedical company focused on advancing human organ transplant technology and medical research. The assets consisted of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials (the “Animal Trials”) conducted by a third party operating under the GandTex Assets (collectively, the “GandTex Assets”). Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the Trials in the aggregate amount of $300,000. In exchange for the GandTex Assets, the

Company issued to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock. GandTex is owned and controlled by a single individual Managing Member who beneficially owns 70% of GandTex. The Asset Purchase was approved by a majority of the Company’s disinterested directors.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 fiscal year-end. These financial statements present the consolidated financial statements of NuLife Sciences, Inc. and its two wholly owned subsidiaries, NuLife Biomed, Inc. and NuLife Technologies, Inc.

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2016 included in our Annual Report on Form 10-K. The results of the six month periods ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending September 30, 2017.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company does not have any cash equivalent as of March 31, 2017 and September 30, 2016.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. We determine the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete). We determine the fair value of preferred stock grants based on the price of the preferred stock as potentially converted into common stock and based on the underlying common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete).

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

Fair Value Measurements and Disclosures

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Convertible notes (net of discount) – March 31, 2017	$—	$—	$150,550
Convertible notes (net of discount) – September 30, 2016	$—	$—	$8,545
Derivative liability – March 31, 2017	$—	$—	$165,897
Derivative liability – September 30, 2016	$—	$—	$169,221

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of March 31, 2017:

Balance at September 30, 2016	$8,545
Issuance of notes	685,000
Debt discount on convertible notes	—
Accretion of debt discount	25,921
Debt discount on convertible notes due to beneficial conversion feature	(635,545)
Accretion of debt discount due to beneficial conversion feature	66,629
Balance March 31, 2017	$150,550

The Company determined the value of its convertible notes using a market interest rate and the value of the derivative liability issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2017 and 2016.

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

We have determined that certain convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible debentures have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period recorded in earnings as “Other income (expense) - gain (loss) on change in derivative liabilities.” Please refer to Note 8 below.

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

Reclassification

In order to present comparable financial sheets, Accrued expenses and Due to related parties were reclassified as of September 30, 2016.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $493,371 and, having incurred net losses since inception, an accumulated deficit of $4,560,176 at March 31, 2017.

For the period ended March 31, 2017, management evaluated the Company's ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company's ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management's assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

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

On August 17, 2016, the Company entered into a secured promissory note in the amount of $25,000 to advance funds to the sellers of assets in regards to the Asset Purchase Agreement referenced in Note 1. This note has an interest rate of 8% per annum, with principal and unpaid and accrued interest due on February 17, 2017. On January 29, 2017 the note was deemed uncollectible, the principal amount of $25,000 and accrued interest in the amount of $904 was written off and included in operating expense for the six months ended March 31, 2017. As of March 31, 2017, the total outstanding under this note including accrued interest is $-0-.

NOTE 5 - INVESTMENT

On November 1, 2016, pursuant to, and in preparation for, the fulfillment of the Asset Purchase Agreement to acquire all of the assets of GandTex, the Company formed 2 subsidiaries in the state of Nevada, NuLifeBioMed, Inc., and NuLife Technologies, Inc. GandTex is a biomedical company focused on advancing human organ transplant technology and medical research. The assets being transferred consist of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials conducted by GandTex.

On January 29, 2017, the Company announced the completion of an Asset Purchase Agreement to acquire the assets (the “Asset Purchase”) of GandTex, LLC, a Texas limited liability company (“GandTex”). GandTex was the owner of certain patents and licensed rights related to biomedical company focused on advancing human organ transplant technology and medical research. The assets consisted of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials (the “Animal Trials”) conducted by a third party operating using the GandTex Assets (collectively, the “GandTex Assets”). Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the Trials in the aggregate amount of $300,000. In exchange for the Assets, the Company issued to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock. GandTex is owned and controlled by a single individual Managing Member who beneficially owns 70% of GandTex. The Asset Purchase was approved by a majority of the Company’s disinterested directors.

The fair value of the preferred stock amounted $2,500,000 is being treated as an expense instead of investment because it is deemed as Stock Based Compensation, not an Investment.

NOTE 6 - CONSULTING AGREEMENT

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company will pay the consultant a monthly fee of $8,500 on the first day of each month with the payment deferred until the Company closes financing in the amount of $3 million or greater. Additionally, the Company was required to issue the consultant 200,000 shares of common stock on October 1, 2015. During the six months ended March 31, 2017 and 2016, the Company recorded stock based compensation expense in the amount of $-0- and $30,500 associated with the vesting of the common stock, respectively.

NOTE 7 – NOTES PAYABLE

As of March 31, 2017, the Company had one note payable issued and outstanding to third party lenders with a total principle of $25,000 and accrued interest of $13,652. The note was due on June 30, 2015, has an interest rate of 12%. This note remains unpaid. The note is in default as of March 31, 2017.

As of March 31, 2017, the Company had three notes payable issued and outstanding with a former director with a total principle of $74,500 and accrued interest of $8,753. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The former director for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD”)of which Mr. Brian Loiselle, a former director of and consultant to the Company, was a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of a certain contemplated farm property acquisition or October 31, 2016. The three notes are currently in default. However, the default interest demand of 18% per month by Mr. Loiselle is being disputed by the Company due to the lack of provision for default interest in the notes. The three notes have been reclassified to non related party debt. See also Note 11.

 NOTE 8 – CONVERTIBLE NOTES

Convertible notes consists of the following:

	March 31, 2017	September 30, 2016

Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due December 2017.	$50,025	$50,025
Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due August 2019.	50,000	50,000
Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due October 2019.	50,000	—
Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due November 2019.	30,000	—
Convertible notes payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due December 2019.	605,000	—
Unamortized debt discount	(65,559)	(91,480)
Unamortized debt discount due to beneficial conversion feature	(568,916)	-)
	150,550	8,545
Less current portion	23,416	-0-
Convertible debt, net of current portion and debt discount	$127,134	$8,545

On September 2, 2016, the Company amended and restated that certain outstanding promissory note of the Company, dated July 3, 2015, in the principal amount of $50,025. The replacement convertible promissory note matures on December 31, 2017 and bears interest at the rate of 8% per annum, and the principal and interest due thereunder may be prepaid at any time. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. As of March 31, 2017, the note balance and accrued interest is $50,025 and $7,028, respectively.

Also on September 2, 2016, the Company entered into those certain Note Purchase Agreements in connection with the issuance of certain convertible promissory notes in the aggregate principal amount of $50,000. All of the Purchase Notes mature thirty-six months from the date of issuance and bear interest at the rate of 10% per annum. Each of the Purchase Notes may be prepaid until the Maturity Date at 110% of the principal and interest amount outstanding. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. Due to the beneficial conversion feature of these notes, the Company recorded $545 of debt discount as a contra liability and amortized $85 of the discount during the six months ended March 31, 2017. As of March 31, 2017, the note balances and accrued interest are $50,000 and $1,874, respectively.

On September 27, 2016, the Company entered into those four (4) Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes, dated October 11, 2016 (collectively, the “Purchase Notes”) in the aggregate principal amount of $50,000. All of the Purchase Notes are due upon demand, provided however, that the holder thereof can’t make demand until after Ninety (90) days from the date of issuance (the “Maturity Date”). The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. Due to the beneficial conversion feature of these notes, the Company recorded $50,000 of debt discount as a contra liability and amortized $11,050 of the discount during the six months ended March 31, 2017. As of March 31, 2017, the note balances and accrued interest are $50,000 and $2,652, respectively.

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

From November 18, 2016 to December 3, 2016, the Company entered into eight (8) Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes (collectively, the “Purchase Notes”) in the aggregate principal amount of $490,000. All of the Purchase Notes are due upon demand, provided however, that the holder thereof can’t make demand until after Ninety (90) days from the date of issuance (the “Maturity Date”). The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. Due to the beneficial conversion feature of these notes, the Company recorded $490,000 of debt discount as a contra liability and amortized $53,215 of the discount during the six months ended March 31, 2017. As of March 31, 2017, the note balances and accrued interest are $540,000 and $12,772, respectively.

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

From December 14, 2016 to December 22, 2016, the Company entered into five (5) Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes (collectively, the “Purchase Notes”) in the aggregate principal amount of $145,000. All of the Purchase Notes are due upon demand, provided however, that the holder thereof can’t make demand until after Ninety (90) days from the date of issuance (the “Maturity Date”). The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. Due to the beneficial conversion feature of these notes, the Company recorded $145,000 of debt discount as a contra liability and amortized $13,329 of the discount during the six months ended March 31, 2017. As of March 31, 2017, the note balances and accrued interest are $145,000 and $3,199, respectively.

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

The initial fair value of the embedded debt derivative of $194,620 was allocated as a debt discount in the amount of $100,025 and excess $94,595 was charged to interest expenses, loss on derivative. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	March 31, 2017	September 30, 2016
(1) dividend yield of	0%;	0%;
(2) expected volatility of	311%,	243% - 413%,
(3) risk-free interest rate of	1.47%,	0.50% - 0.88%,
(4) expected life of	1-3 years, and	1-3 years, and
(5) fair value of the Company’s common stock of	$0.60 per share.	$0.11 per share.

During the six months ended March 31,2017 and 2016, the Company recorded the gain in fair value of derivative and derivative expense in the amount of $17,643 and $-0-, respectively.

For the six months ended March 31, 2017, $66,629 and $-0-, were expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at September 30, 2016	$169,221
Initial measurement at issuance date of the notes	—
Derivative expense	—
Change in fair value of derivative at period end	(3,324)
Balance March 31, 2017	$165,897

NOTE 10 – SHARE CAPITAL

The Company is authorized to issue 475,000,000 shares of common stock and 25,000,000 shares of preferred stock.

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

On November 1, 2016, the Board approved the Certificates of Designation to create and provide for the rights, preferences, and privileges of 2,000,000 shares of the Company’s Series A Convertible Preferred Stock and 10,000,000 shares of the Company’s Series B Convertible Preferred Stock.

Description of Preferred Stock:

Series A Preferred Stock

•	The Company has 2,000,000 shares of Series A Preferred Stock authorized with the following characteristics:

o	Holders of the Series A Stock shall be entitled to receive dividends or other distributions with the holders of the Common Stock on an “as converted” basis when, as, and if declared by the Directors of the Company.

o	Holders of shares of Series A Preferred Stock, upon Board of Directors approval, may convert at any time following the issuance upon sixty-one (61) day written notice to the Company. Each share of Series B Preferred Stock shall be convertible into such number of fully paid and non-assessable shares of Common Stock as is determined by multiplying the number of issued and outstanding shares of the Company’s Common Stock together with all other derivative securities, including securities convertible into or exchangeable for Common Stock, whether or not then convertible or exchangeable (b) subscriptions, rights, options and warrants to purchase shares of Common Stock, whether or not then exercisable, but entitled to vote on matters submitted to the Shareholders (collectively, “Derivative Securities”), issued by the Company and outstanding as of the Date of Conversion, by .000001, then multiplying that number of shares of Series A Stock to be converted.

o	In case of any consolidation or merger of the Company, the Company shall mail to each holder of Series A Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Shares into shares of Common Stock pursuant to this paragraph and thereafter receive the number of shares of Common Stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of Common Stock of the Company deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 8.1(a) hereof; provided however that the Series A Stock shall not be subject to or affected as to the number of Conversion Shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

o	In the event of a liquidation, the holders of shares of the Series A Stock shall be entitled to receive, prior to the holders of the other series of Preferred Stock and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock, an amount equal to Five Dollar ($5.00) per share with respect to each share of Series B Stock owned as of the date of Liquidation, plus all declared but unpaid dividends with respect to such shares, and thereafter they shall share in the net Liquidation proceeds on an “as converted basis” paripassu with the holders of the Common Stock.

o	The holders of each share of Series A Stock shall have that number of votes as determined by multiplying the number of issued and outstanding shares of the Company’s Common Stock together with all other derivative securities issued by the Company and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that number of shares of Series A Stock to be converted.

o	the Company shall have the option to redeem all of the outstanding shares of Series A Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Company and the holders of shares of Series A Stock holding at least 51% of such A Stock, beginning ten (10) business days following notice by the Company, at a redemption price the higher of (a) Five Dollar ($5.00) per share, or (b) Fifty percent (50%) of the trailing average highest closing Bid price of the Company’s Common Stock as published at www.OTCMarkets.com or the Company’s primary listing exchange on the date of Notice of redemption, unless otherwise modified by mutual written consent between the Company and the Holders of the Series A Stock (the "Conversion Price"). Redemption payments shall only be made in cash within sixty (60) days of notice by the Company to redeem.

o	The shares of Series A Stock acquired by the Company by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series A Stock.

Series B Preferred Stock

•	The Company has 10,000,000 shares of Series B Preferred Stock authorized with the following characteristics:

o	Holders of shares of Series B Preferred Stock, upon Board of Directors approval, may convert at any time following the issuance upon sixty-one (61) day written notice to the Company. Each share of Series B Preferred Stock shall be convertible into such number of fully paid and non-assessable shares of Common Stock as is determined by percentage of the net income which is achieved by SMFI and its subsidiaries (the “Actual Net Income “) verses the projections (detailed in Exhibit A to this Certificate of Designation of Series B Convertible Preferred) provided by GandTex (the Projected Net Income”) at any time during the two (2) year term following the Closing of the Purchase Agreement. This calculation will be made by dividing the Actual Net Income achieved by SMFI and its subsidiaries related to the development and commercialization of the GandTex Assets by the Projected Net Income (attached hereto as Exhibit A to this Certificate of Designation of the Series B Convertible Preferred Stock) on the Notice to Convert (as defined below), then dividing that product into 1 share of Series B Stock. The formula of this calculation is:

1 Share of Series B Stock	Number of Shares
= of Common Upon Conversion of

(Actual Net Income)	1 Share of Series B
(Projected Net Income)	Stock

o	Holders of the Series B Stock shall be entitled to receive dividends or other distributions with the holders of the Common Stock on an “as converted” basis when, as, and if declared by the Directors of the Company.

o	In case of any consolidation or merger of the Company, the Company shall mail to each holder of Series B Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series B Shares into shares of Common Stock pursuant to this Paragraph 3 and thereafter receive the number of shares of Common Stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of Common Stock of the Company deliverable upon conversion of such Series B Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 9.1(a) hereof.

o	In the event of a liquidation, the holders of shares of the Series B Stock shall be entitled to receive, second to the holders of Series A Preferred Stock, but prior to the holders of the other series of Preferred Stock and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock, an amount equal to One Dollar ($1.00) per share with respect to each share of Series B Stock owned as of the date of Liquidation, plus all declared but unpaid dividends with respect to such shares, and thereafter they shall share in the net Liquidation proceeds on an “as converted basis” paripassu with the holders of the Common Stock.

o	Shares of Series B Preferred Stock shall have no voting rights in respect of matters submitted for a vote of the holders of Common Stock;

o	The Company shall have the option to redeem all of the outstanding shares of Series B Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Company and the holders of shares of Series B Stock holding at least 51% of such A Stock, beginning ten (10) business days following notice by the Company, at a redemption price of One Dollar ($1.00) per share. Redemption payments shall only be made in cash within sixty (60) days of notice by the Company to redeem.

o	The shares of Series B Stock acquired by the Company by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series B Stock

As described in Footnote 5 above, pursuant to the terms of the Asset Purchase Agreement with GandTex, on December 30, 2016 the Board approved the issuance of 10,000,000 shares of the Company’s Series B Convertible Preferred Stock to GandTex. The shares were released to GandTex concurrent with the closing on January 29, 2017.

On January 20 , 2017, the Company entered into a Debt Conversion Agreement (the “Conversion Agreement”) in respect of $13,750 of the accruing monthly fees due to MZHCI, LLC(“MZ”) by the Company pursuant to the Investor Relations Consulting Agreement between MZ and the Company dated April 1, 2015 (the “Debt”) together with a release by MZ in favor of the Company for any claims for reimbursement of any and all due diligence expenses, investigative costs or any other type of fees or costs incurred by MZ related to the recent purchase by the Company of the GandTex Assets. Pursuant to the terms of the Conversion Agreement, and in exchange for the Release, the Company issued to MZ an aggregate of 55,000 shares of restricted Series A Convertible Preferred Stock.

On February 28, 2017 the Company entered into an Advisory Agreement with Global Business Strategies Inc.(“Global“), a Company owned by the Company’s President Fred G. Luke (“the “Global Agreement”), pursuant to which the Company retained Global to provide management advice and corporate development strategies, and to make Mr. Luke available to serve as the Company’s President, for an aggregate of $8,500 per month and, subject to the condition that Global effected filing of the Company’s its Quarterly Report for the period ending December 31, 2016 on Form 10-Q on a timely basis, Global received an aggregate of 55,000 shares of restricted Series A Convertible Preferred Stock.

Valuation of Series A and Series B Preferred Stock.

The Certificate of Designation for both the Series A Stock and the Serie B Stock have very similar characteristics and the same requirement that any conversion must be approved by the Company’s Board of Directors limits the ability of the holders to convert both the Series A Stock and the Series B Stock. In part, each of the two Certificate s of Designation have the following requirements, ”3.1 Conversion. Upon Board of Directors approval, each share of Series A[B] Preferred Stock shall be convertible, subject to notice requirements of paragraph 3.2, at any time following the issuance of such shares Series A[B] Stock, into such number of fully paid and non-assessable shares of Common Stock…”.This limiting ability to convert the Series A[B] Stock significantly reduces their Fair Market Value. However, by utilizing the most readily available information and analogy, in the case of both the Series A Stock and Series B　Stock this would be the issuance of the Series A Stock to MZHCI, a non-affiliate, for the extinguishment of debt of $13,750 for 55,000 shares of Series A Stock, or $.25/share. By analogy, the 55.000 shares of Series A stock issued to Global Business Strategies Inc. (“GBSI”) were also valued at $.25 per share: the Series B　Stock issued to GandTex, again by analogy, was also valued at $.25 per share.

Utilizing this model, the Series A shares issued to MZHCI and GBSI were valued in the aggregate at $13,750 each, and the Series B shares issued to GandTex　was valued at $2,500,000.

Stock Options

Pursuant to the Employment Agreement with Mr. Hollister, Mr. Hollister is to be granted option to purchase up to 1,500,000 shares of the Company’s Common Stock. However, as of the date of this report the option price of the underlying shares has not been calculated, and the Option Agreement has not been executed – see Footnote 13. Subsequent Events.

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

 Stock option transactions for the six months ended March 31, 2017 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2016	-	$-	-
Granted	1,500,000	0.14	3.0	186,904
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2017	1,500,000	0.14	3.0
Exercisable, March 31, 2017	1,500,000	$.0.14	3.0

The initial fair value of the option was $186,904 charged to operating expense during the six months ended March 31, 2017. The fair value of the option was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	236%,
(3) risk-free interest rate of	1.28%,
(4) expected life of	3 years, and
(5) fair value of the Company’s common stock of	$0.13 per share.

The fair value of options exercised in the six months ended March 31, 2017 and 2016 was $0 and $0, respectively.

The Company recorded $2,686,904 and $-0- of stock compensation expense in the statements of operations for six months ended March 31, 2017 and 2016, respectively, related to non-vested share-based compensation arrangements granted under existing stock option plans.

As of March 31, 2017, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

NOTE 11 - RELATED PARTY TRANSACTIONS

In April of 2015 Mr. Brian Loiselle, a former director of the Company, agreed to transfer his ownership interest in a cannabis farm and related equipment known as the "Tamarack Project", which was the subject of a certain Letter of Intent to which the Company was a party. In addition, it was proposed that Mr. Cahill sell all of his 21,750,000 shares of the Company to Blue River Equity LLC, an Arizona Limited Liability Company (“Blue River”), a company controlled by Mr. Loiselle. The transfer of the Tamarack Project, and other projects which Mr. Loiselle offered in substitution for the Tamarack Project were never completed, and the shares of the Company held by Mr. Cahill were never transferred. Mr. Loiselle induced the Company to make a non-refundable payment of $50,000 in connection with his attempt to purchase a replacement cannabis farm and property, the “Stroud Farm”, which never closed and the $50,000 was written off in the year ended September 30, 2015. After giving Mr. Loiselle several extensions of time to perform on his proposed multi-part transaction, we severed relations with Mr. Loiselle in August 2016. As of September 30, 2016, $53,200 was due to Mr. Loiselle and included as Due to Related Party which is in dispute as described below.

Effective January 1, 2016, in recognition of the absence of employment and consulting agreements and the time commitment to the Company on the part Mr. Sean Clarke, the Company's Chief Financial Officer and sole director, and Brian Loiselle, a former member of the Board of Directors, respectively, the Board of Directors on March 31, 2016 approved monthly compensation in the amount of $10,000 to be paid to Mr. Sean Clarke and Brian Loiselle, to be deferred and accrued and only paid following the Closing of the purchase of the Stroud Farm and at such time as the Company has the necessary financial resources. Effective April 1, 2016, such monthly compensation was revised from $10,000 to $5,000, but the Board of Directors reaffirmed that such payment was to be deferred and accrued, and only paid following the Closing of the purchase of the Stroud Farm and at such time as the Company has the necessary financial resources At September 30, 2016, $53,200 has been accrued and is included in accrued expenses. However, the Company severed the relationship with Mr. Loiselle in August 2016 following the failure of close on the purchase the Stroud Farm and, therefore, the Company is disputing the obligation for payment of these accrued consulting fees.

As of March 31, 2017, the Company had three notes payable issued and outstanding with an entity controlled by Mr. Loiselle with a total principle of $74,500 and accrued interest of $8,753. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is EastWest Secured Developments, LLC; an Arizona Limited Liability Company (“EWSD”) of which Mr. Brian Loiselle, a director of and consultant to the Company, is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date of the three notes is October 31, 2016. As of March 31, 2017, the Company owed EWSD $53,200 of accrued and unpaid services which is reported as accrued expenses. Mr. Loiselle’s services terminated in July 2016 ending his affiliation with the Company and therefore neither he nor EWSD were considered a Related Party at March 31, 2017.

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

During the six months ended March 31, 2017, the Company paid $-0- to Newport Board Group, with an additional $59,633 of monthly fees deferred and included as accrued expenses at March 31, 2017. During the six months ended March 31, 2016, the Company paid $-0- to Newport Board Group, with an additional $21,500 of monthly fees deferred and included as Due to Related Party at September 30, 2016. The Company terminated the extension in September 2016, effective October 15, 2016. The Company has continued to defer and accrue all additional fees through October 15, 2016. On August 7, 2015, the Company granted 100,000 shares of restricted common stock to Mr. John Donahue, the Company’s former Chief Operations Officer. As of March 31, 2017, the Company owed Newport Board Group $59,633 of accrued and unpaid services which is reported as accrued expenses, but Mr. Donahue’s services terminated in _September 2016 ending his affiliation with the Company and therefore was not considered a Related Party at March 31, 2017.

As of March 31, 2017, the Company owed Mr. Clarke and Mr. Luke $55,000 and $-0-, respectively, of accrued and unpaid compensation. These amounts are included as Due to Related Party at March 31, 2017

On September 16, 2016 we asked Mr. John Hollister to join our management team as our Chief Executive Officer. Due to the financial constraints of the Company Mr. Hollister did not accept the offer. However, in October 2016 Mr. Hollister agreed to serve as a consultant, then as our interim our Chief Executive Officer, pending the completion of the sale the Purchase Notes. A definitive agreement was agreed upon and executed between the Company and Mr. Hollister on May 15, 2017, and contained the agreement for the Company to grant Mr. Hollister Options to purchase up to 1,500,000 shares of the Company’s Common Stock, vesting upon certain events. The Option Agreement has not yet been executed. A copy of the Employment Agreement with Mr. Hollister was filed on Form 8-K on May 17, 2017- see Footnote 13 Subsequent Events.

On November 15, 2016, the Board approved the grant of 1,500,000 common stock purchase options to Fred Luke, the Company’s President, at an exercise price of not less than One Hundred Ten percent (110%) of the ten (10) day lowest trailing average closing bid price of such shares on the date of execution of the Option Agreement (the “Option Agreement”) which was Fourteen cents ($0.14) per share and subject to certain adjustments on November 15, 2016. The options are valued at $186,904 and recorded as expense during the six months ended March 31, 2017.

NOTE 12 - CONTINGENCY

As of March 31, 2017, as described in Note 11, the Company has accrued $53,200 in Due to Related party - Mr. Loiselle’s note payable of $74,500 and accrued interest of $8,753 due EWSD. At March 31,　2017 the Company owed EWSD the aggregated amount of $136,453, which is past due and has been in default since October 31, 2016. On top of the amount accrued by the Company, Mr. Loiselle had demanded for a penalty fee of $101,235, which is approximately 18% monthly default rate on the amount past due. We believe the penalty fee imposed is invalid and are currently in dispute with Mr. Loiselle.

NOTE 13 - SUBSEQUENT EVENTS

In March, 2007 we retained Dr. Youxue Wang MD, PhD to serve as the Director of Research for NuLife Biomed Inc. Doctor Wang has been working for several months for us in the development of the pre-clinical pig study protocol, which was recently up-loaded to the review board at Florida International University (“FIU”) for approval. We currently have advisory agreements out to Doctors Arenas and Hranjec, both transplant surgeons, to perform the actual organ removal and replacement during the Animal Trials. Doctors Wang, Arenas,and Hranjec have recently received medical clearance from FIU to conduct the surgeries. Doctors Arenas and Hranjec are awaiting approval from their employer to enter into the proposed advisory agreements.  In May we executed a 5-year lease for a laboratory at NOVA Southeastern University at which we will be utilizing the NuLife Technique to process organs, as well as conducting bench research to better characterize and assess the impact of the technique. We are still awaiting NOVA’s return of the fully signed Lease.

On May 15, 2017 we entered into an Employment Agreement with Mr. John Hollister to serve as the CEO of the Company. In addition to his role as CEO, Mr. Hollister will serve as the President of NuLife BioMed and be in charge of all aspects of the Animal Trials, review of the data submitted to the Food and Drug Association (“FDA”), and the Clinical Trials, subject to the approval by the FDA of our Animal Trial results and conclusions.

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

Company Overview

As a result of the Company not receiving the working capital promised by certain third parties, development of the two business segments described below has been slow, and generated less than expected revenue since its inception on October 15, 2013. However, in August 2016 we elected to modify our initial business plan to suspend pursuing our online marketing business and the subsequent cannabis activities in favor of the acquisition and development of the patents and other rights owned by GandTex, LLC, a Texas limited liability company (“GandTex”). As part of this new direction into the medical and healthcare industry, subsequent to the date of this report – See Subsequent Events – we acquired the GandTex License and Patent rights related to a proprietary technique for organ transplants, as discussed below.

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

The GandTex technology was developed through 15 years of committed research. The results of the most recent Animal Trials conducted outside the U.S. indicate that this technology may produce a dramatic break throughs in hematopoietic research and transplant techniques. The goal of the research was to address the issues of organ compatibility and the need for anti-rejection drugs in the donor.

The procedure itself, in its simplified format, follows six (6) steps: First the organ is removed, or the donor organ is examined. Then the Organ is put through a decellularization processes to isolate the extracellular matrix (ECM) of a tissue from its inhabiting cells, leaving an ECM scaffold of the original tissue. Specific cells are then harvested from bone marrow of the intended recipient. Following the bone marrow harvest the Particular hematopoietic cells are used in the process as well as a novel procedure involving temperature and pressure factors (under vacuum). As a result of the vacuum process, specific cells are released from platelets without complete platelet degranulation. The negative pressure created by the vacuum pulls the growth factors out of the platelets and into the plasma. Once processed, the cells are reintroduced into the recipient influencing further growth of an already implanted and recellularized organ. In addition to eliminating the need for tissue matching between donor and recipient, the NuLife Technique may have the potential to limit or eliminate the need for anti-rejection drugs.

Beginning over 3 years ago Pilot Studies were conducted: initially the 1st surgery was conducted in Ecuador, with 3 additional animal surgeries, one in the United States. Each study involved 2-3 animals per surgery, and all but one – unknown to the study group and the surgeons involved - had a virus prior to the transplant surgery, and did not pass the post-operative examination.

In the U.S. ~31,000 organ transplants occur every year but there are ~123,000 people on the candidate waiting list for a transplant. 22 people die each day in America waiting for transplants that can’t take place because of the shortage of donated organs, due to failed tissue matches. Additionally, the average costs of the immunosuppressive drugs is approximately $17,000 per year (Medicare only covers the first three years): and these drugs can also cause increased infection and cancer rates - ultimately destroying the transplanted organ and other organs. Further, even with the immunosuppression medication, an individual recipient of an organ with the correct tissue match can still suffer rejection.

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

What this means to the individual in need of an organ transplant, a Kidney for example, is that the individual will no longer have to wait, often for years, for a matched organ or have to endure the expensive anti-rejection drugs following the replacement. And, for Kidney transplants, if our human trials are successful and he FDA approves the procedure, the recipients will no longer have to rely dialysis while waiting for a match, or have a need for dialysis post-transplant. If successful during pre-clinical and clinical trials, and approved for public use we intend to brand the technology as the “NuLife Process”.

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

Results of Operation

Three Months Ended March 31, 2017 and 2016

Revenue

Revenue was $0 for the three months ended March 31, 2017 and 2016.

Cost of Sales

Cost of sales was $0 for the three months ended March 31, 2017 and 2016.

General and Administrative Expenses

General and administrative expenses and related party compensation were $2,830,803 and $103,877 for the three months ended March 31, 2017 and 2016, respectively. Expenses for the three months ended March 31, 2017 consisted primarily of $2,500,000 of non-cash stock based compensation of Preferred B shares regarding the GrandTex acquisition, $254,514 for professional fees and related party compensation. Expenses for the three months ended March 31, 2016 consisted primarily of $92,326 for professional fees which included $12,598 of non-cash stock-based compensation expense and $30,000 for investor relations expense.

Interest Expense

Interest expense was $83,115 and $2,527 for the three months ended March 31, 2017 and 2016, respectively, which related to interest accrued on borrowings, which were greater in the fiscal period ended March 31, 2017 as a result of newly issued debt in during October, November and December 2016. Included in interest expense for the three months ended March 31, 2017, was also $52,237 of non-cash interest expense related to the amortization of the debt discount.

Gain on derivative

The Company recorded a net gain on derivative in the amount of $17,643 in the three months ended March 31, 2017. There was no derivative loss during the three months ended March 31, 2016.

Interest Income

Interest income was $161 and $-0- for the three months ended March 31, 2017 and 2016, respectively, which related to interest due on notes receivable, which were greater in the fiscal period ended March 31, 2017 as a result of the two notes receivable issued.

Six Months Ended March 31, 2017 and 2016

Revenue

Revenue was $0 for the six months ended March 31, 2017 and 2016.

Cost of Sales

Cost of sales was $0 for the six months ended March 31, 2017 and 2016.

General and Administrative Expenses

General and administrative expenses and related party compensation were $3,223,063 and $177,409 for the six months ended March 31, 2017 and 2016, respectively. Expenses for the six months ended March 31, 2017 consisted primarily of $2,500,000 of non-cash stock based compensation of Preferred B shares regarding the GrandTex acquisition,, $464,953 for professional fees and related party compensation. Expenses for the six months ended March 31, 2016 consisted primarily of $165,351 for professional fees which included $43,098 of non-cash stock-based compensation expense and $60,000 for investor relations expense.

Interest Expense

Interest expense was $119,594 and $4,292 for the six months ended March 31, 2017 and 2016, respectively, which related to interest accrued on borrowings, which were greater in the fiscal period ended March 31, 2017 as a result of newly issued debt in during October, November and December 2016. Included in interest expense for the three months ended March 31, 2017, was also $66,629 of non-cash interest expense related to the amortization of the debt discount.

Gain on derivative

The Company recorded a net gain on derivative in the amount of $3,324 in the six months ended March 31, 2017. There was no derivative loss during the six months ended March 31, 2016.

Interest Income

Interest income was $665 and $-0- for the six months ended March 31, 2017 and 2016, respectively, which related to interest due on notes receivable, which were greater in the fiscal period ended March 31, 2017 as a result of the two notes receivable issued.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended March 31, 2017 and 2016:

	2017	2016
Operating Activities	$(459,064)	$(16,321)
Investing Activities	—	(56,400)
Financing Activities	685,000	74,500
Net Effect on Cash	$225,936	$1,779

Since acquiring the business plan and website, most of our resources and work have been devoted to our online marketplace and community portal, that is, planning our business, web site development, mobile application development, and implementing systems and controls. However, this has been suspended for the time being. When those procedures are completed, which we believe will occur over several month period following the receipt of adequate financing, we will primarily work on our intended service offerings as well further internal development of software for which we have developed our initial framework of and completed some coding. We believe that the work needed to initiate and complete the software development for our online marketplace and community portal, attract developers, and initiate our marketing plans, including the development of a saleable product suite, may be in excess of $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we will then commence the launch of our intended services and software products to the public. If we are able to use internal resources only (primarily consisting of the services of our president and chief financial officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds from third party sources, the development costs would have to be funded by (i) Mr. Brian Loiselle, to whom we issued three notes for funds totaling $74,500, or (ii) our president and chief financial officer to the extent that they are capable and willing to provide such funds. While we have previously engaged the services of an established software development firm which we used on an as "needed basis", their involvement is limited by our ability to raise financing. Our goal would be to have software products available, services available, multiple sales channels and a comprehensive corporate website up and running within one year after receipt of adequate financing, but there is no way of estimating what the likelihood of achieving that goal would be.

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

As of March 31, 2017, we owed $547,547 in accounts payable, accrued expenses and to related parties, a substantial portion of which are past due. The only formal agreements, written or oral, with any vendors or other providers for payment of services or expenses are with respect to (i) contracted investor relation services, (ii) contracted services of the Company's former chief operating officer and (iii) compensation to the Company's president and chief financial officer and a consultant, one of whom is a director. There are no other significant liabilities at March 31, 2017.

As of March 31, 2017, the Company had one note payable issued and outstanding with a total principle of $25,000 and accrued interest of $13,652. The note was due on June 30, 2015, and has an interest rate of 12%. The note remains unpaid and is in default as of March 31, 2017.

As of March 31, 2017, the Company had three notes payable issued and outstanding with a former related party with a total principle of $74,500 and accrued interest of $8,753. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD”)of which Mr. Brian Loiselle is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of the contemplated farm property acquisition or October 31, 2016. The acquisition of the various farm properties offered by Mr. Loiselle never occurred, and on August 26, 2016 Mr. Loiselle was notified that his relationship with the Company was terminated. Following that notice EWSD made a demand in October 2016 for repayment of the subject loans and subsequently declared the notes in default. The default interest demand of 18% by Mr. Loiselle is being disputed by the Company due to the lack of provision for default interest in the notes.

As of March 31, 2017, the Company had nineteen convertible notes payable issued and outstanding with a total principle of $785,025 and accrued interest of $27,525. The notes are due December 31, 2017 through December 22, 2019 and have interest rates of 8%. The notes remain unpaid as of March 31, 2017.

Letters of Intent

On April 24, 2015, the Company signed a non-binding Letter of Intent ("LOI") with a licensed cultivator to provide turnkey operations and services to a 150,000 square foot licensed cultivation facility located in Pueblo, Colorado (the "Tamarack Project"). In connection therewith, the first phase of construction was expected to begin in June 2015, with cultivation expected begin in early July; however, none of these events have occurred as of the filing of this Annual Report on Form 10-K. Further progress with respect to this LOI was dependent on, among other matters, the Company obtaining the necessary financing to proceed. The promised financing did not materialize and, consequently, we officially terminate all Letters of Intent related to the Tamarack Project and a related proposed business venture with Generex Biotechnology Corporation.

On September 13, 2016 we entered into a Letter of Intent with GandTex, the owner of patents covering new techniques for organ transplants and tissue repair. We entered into a definitive agreement with GandTex on October 3, 2016 and received assignments related to two (2) of the three (3) patents on November 30, 2016

CRITICAL ACCOUNTING PRONOUNCEMENTS

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

Our significant accounting policies are summarized in Note 2 of our financial statements included in our September 30, 2016 Form 10-K. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company owes on promissory notes that have an aggregate principal amount of $74,500 and are simple promissory notes with 10% annual interest to EWSD. The notes are in default, but there is not a default interest provided in the notes. Therefore, the notes continue to accrue interest at 10% per annum until paid or collected. Mr. Loiselle is demanding 18% per month interest for the past four months to the present. The Company has disputed this interest that is not detailed on the notes. Furthermore, Mr. Loiselle is claiming unpaid compensation of $10,000 per month for services without an agreement with the Company. These charges are also being disputed by the Company. These disputes represent a material risk, and may be litigated in the future other than the aforementioned, the Company currently has no other litigation pending, threatened or contemplated, or unsatisfied judgments.

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

Pursuant to the terms of the Asset Purchase Agreement with GandTex, on December 30, 2016 the Board approved the issuance of 10,000,000 shares of the Company’s Series B Convertible Preferred Stock to GandTex. The shares were released to GandTex concurrent with the closing on January 29, 2017.

On January 20 , 2017, the Company entered into a Debt Conversion Agreement (the “Conversion Agreement”) in respect of $13,750 of the accruing monthly fees due to MZHCI, LLC(“MZ”) by the Company pursuant to the Investor Relations Consulting Agreement between MZ and the Company dated April 1, 2015 (the “Debt”) together with a release by MZ in favor of the Company for any claims for reimbursement of any and all due diligence expenses, investigative costs or any other type of fees or costs incurred by MZ related to the recent purchase by the Company of the GandTex Assets. Pursuant to the terms of the Conversion Agreement, the Company issued to MZ an aggregate of 55,000 shares of restricted Series A Convertible Preferred Stock.

On February 28, 2017 the Company entered into an Advisory Agreement with Global Business Strategies Inc.(“Global“), a Company owned by the Company’s President Fred G. Luke (“the “Global Agreement”), pursuant to which the Company retained Global to provide management advice and corporate development strategies, and to make Mr. Luke available to serve as the Company’s President, for an aggregate of $8,500 per month and, subject to the condition that Global effected filing of the Company’s its Quarterly Report for the period ending December 31, 2016 on Form 10-Q on a timely basis, Global received an aggregate of 55,000 shares of restricted Series A Convertible Preferred Stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

(1) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on February 21, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuLife Sciences, Inc.

Date: May 22, 2016	By:	/s/ Fred Luke
Fred Luke
President
(Duly Authorized Officer and Principal Executive Officer)

