Form 10-Q/A
period 2017-03-31
NuLife Sciences, Inc.
filed 2017-07-18
CIK 1592603

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

2

3

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 22, 2017 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

4

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuLife Sciences, Inc.

Date: June 17, 2017	By:	/s/ Fred Luke
Fred Luke
President
(Duly Authorized Officer and Principal Executive Officer)