Form 10-Q
period 2017-06-30
NuLife Sciences, Inc.
filed 2017-08-17
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-54163

NuLife Sciences, Inc.
(Exact name of registrant as specified in its Charter)

Nevada	46-3876675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

2618 San Miguel, Suite 203 Newport Beach, CA	92660
(Address of principal executive office)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of July 31, 2017, there were 37,261,049 shares of $0.001 par value common stock, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Consolidated Balance Sheets

	June 30, 2017 (Unaudited)	September 30, 2016

ASSETS

CURRENT ASSETS:
Cash	$94,276	$1,086
Note receivable	—	25,241
Total Current Assets	94,276	26,327

Security deposit	4,871	—

TOTAL ASSETS	$99,147	$26,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$492,135	$448,859
Due to related parties	52,500	65,000
Accrued interest	68,295	22,885
Notes payable	99,500	99,500
Convertible note, current portion, net of debt discount of $94,958 and $-0-	33,067	—
TOTAL CURRENT LIABILITIES	745,497	636,244

Convertible notes, net of debt discount and beneficial conversion feature of $34,794 and $91,480 and $516,100 and $-0-, respectively	184,106	8,545
Derivative liability	283,800	169,221
TOTAL LONG TERM LIABILITIES	467,906	177,766

TOTAL LIABILITIES	1,213,403	814,010

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock Series A, $0.001 par value; 15,000,000 shares authorized; 110,000 issued or outstanding	110	—
Preferred stock Series B, $0.001 par value; 10,000,000 shares authorized; 10,000,000 issued or outstanding	10,000	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 31,085,800 shares issued and outstanding respectively	31,086	31,086
Additional paid in capital	3,732,578	392,739
Accumulated deficit	(4,888,030)	(1,211,508)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,114,256)	(787,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$99,147	$26,327

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Consolidated Statements of Operations

For the Three and Nine Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross Profit	—	—	—	—
Operating expense:
General and administrative expenses	(199,964)	(51,228)	(3,433,027)	(228,637)
Total operating expense	(199,964)	(51,228)	(3,433,027)	(228,637)
Loss from operations	(199,964)	51,228)	(3,433,027)	(228,637)
Interest expense	(84,989)	(2,699)	(204,583)	(6,991)
Interest income	2	—	667	—
Loss on change in fair value of derivative and derivative expense	(42,903)	—	(39,579)	—
Loss before provision for income tax	(327,854)	(53,927)	(3,676,522)	(235,628)
Provision for income taxes	—	—

Net loss	$(327,854)	$(53,927)	$(3,676,522)	$(235,628)
Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.12)	$(0.01)
Weighted average common shares outstanding – basic and diluted	31,085,800	31,085,800	31,085,800	30,634,561

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Consolidated Statement of Cash Flows

For the Nine Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,676,522)	$(235,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	81,173	—
Gain on change in fair value of derivative and derivative expense	114,579	—
Stock-based compensation expense	2,700,654	43,098
Bad debt on note receivable	25,904	—
Prepaid expenses	—	3,165
Note receivable	(663)	(1,437)
Security deposit	(4,871)	—
Accounts payable and accrued expenses	57,026	27,925
Due to related party	(12,500)	134,200
Accrued interest payable	45,410	8,417

Net Cash Used in Operating Activities	(669,810)	(20,260)

CASH FLOW USED BY INVESTING ACTIVITIES:
Deposit on farm property	—	(25,000)
Loan to sellers of farm property	—	(31,400)
Net Cash Used by Investing Activities	—	(56,400)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	—	74,500
Proceeds from the issuance of convertible notes	763,000	—
Net Cash Provided by Financing Activities	763,000	74,500

CHANGE IN CASH	93,190	(2,160)
CASH AT BEGINNING OF PERIOD	1,086	2,160
CASH AT END OF PERIOD	$94,276	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NULIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

Online marketplace and community

The Company's initially-defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. The Company's products and services, essentially an online marketplace and community, will use proprietary technology that will enable users, both service requestors and service providers, to work collaboratively to obtain substantial improvements in performance, reliability and usability. Service requestors (people or companies requesting a service) name their own price, date and time for any service. A service requestor can also select qualifying criteria such as number of reviews or review rankings of a service provider. The first service provider who can provide that service, on that date, at that time and meets the service ranking requirements will get the project. The web site and the platform, originally titled www.AnytimeJobs.com experienced security issues shortly after it was launched and had to be taken down to correct the security problems. At the present time, the additional programming to eliminate the security problem has not been completed and the platform is not available online.

Once the security issues with the platform are resolved, the Company's online marketplace and online community will match up daily job or service requests and fill market demand for service requests throughout a particular local community, county or city and will connect local resources with local needs. A goal is to create jobs and provide market value for basic services by aggregating these low-cost services within each local market. This will maximize value for either the person or company requesting the service and for the person or company providing the service. In other words, service providers will get the best possible price for their service and the party requesting the service will pay the lowest possible price.

Operations, Consulting and Advisory Services in the Organ Transplant segment of the Healthcare Industry

On November 1, 2016, pursuant to, and in preparation for, the fulfillment of the Asset Purchase Agreement to acquire all of the assets of GandTex LLC, A Texas Limited Liability Company (“GandTex”), the Company formed 2 subsidiaries in the state of Nevada, NuLife BioMed, Inc., and NuLife Technologies, Inc. GandTex is a biomedical company focused on advancing human organ transplant technology and medical research. The assets being transferred consist of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials conducted by GandTex.

On January 29, 2017, the Company announced the completion of an Asset Purchase Agreement to acquire all of the assets (the “Asset Purchase”) of GandTex was the owner of certain patents and licensed rights related to biomedical company focused on advancing human organ transplant technology and medical research. The assets consisted of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials (the “Animal Trials”) conducted by a third party operating under the GandTex Assets (collectively, the “GandTex Assets”). Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the Trials in the aggregate amount of $300,000. In exchange for the GandTex Assets, the Company issued to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock. GandTex is owned and controlled by a single individual Managing Member who beneficially owns 70% of GandTex. The Asset Purchase was approved by a majority of the Company’s disinterested directors.

On June 26, 2017, the Company’s wholly owned subsidiary, NuLife Technologies Inc., formed and serves as the current Managing Member of NuLife Oncology Services LLC, a Wyoming limited liability company (“NuLife Ocnology”).

We intend to have NuLife Oncology operate as a stand-alone joint venture between NuLife Technologies Inc. as a Co-Managing Member and one other recognized consulting organization in the healthcare patient, clinical & genomic data collection, and the pharmaceutical / diagnostic industries serve as a Co-Managing Member. AS of the date of this Report we do not have any agreements or letters of Intent signed with the prospective Co-Managing Member.

NuLife Oncology was created to address the Healthcare Professional Services Group focused on optimizing oncological data exchange for the pharmaceutical / diagnostic industries betterment of oncology patients, medical practices, and the pharmaceutical / diagnostic industries. It is our current intent to have NuLife Oncology focus on addressing the following Healthcare marketplace dynamics:

o	The capture and aggregation of large-scale patient clinical & genomic data sets within oncology practices is quickly advancing, while plans to optimize the utility of such data remains poorly-defined. Intuitively, the oncology practices recognize the value of such data, but lack the sophistication to create monetization plans with the data.

o	The exchange of genomic data between healthcare providers and pharma/diagnostic companies is nearly non-existent; significant opportunities exist to facilitate efficient Patient & Rx match both in pre-clinical and post-marketing settings. Through its network of oncology practices, NuLife Oncology will assimilate these data sources in order to “repackage and sell” to various oncology marketplace stakeholders.

o	There are no known corporate entities serving as data exchanges, which seek to benefit all contributors and consumers of these data. Data sale transactions are typically one-sided, whereas NuLife Oncology will serve as a “revenue sharing” partner with the oncology physician practices.

o	The proliferation of Targeted Therapies and Molecular Diagnostic tests presents various challenges re: integrating new technologies within oncology practices. NuLife Oncology will partner with practices to ensure seamless integration of current and emerging new technologies by effectively sourcing, contracting and intermediating molecular testing on the practice’s behalf. NuLife Oncology will accomplish this through a preferred and recommended network of diagnostic testing companies. Management of this process will serve as “the gate” through which NuLife Oncology secures access to genomic and clinical data from the practices.

In short, NuLife Oncology aims to solve the data-exchange gap through:

o    Democratization of appropriate low-cost diagnostic testing services

o    Integration of molecular data for improved patient outcomes

o    Brokering data relationships between Pharma and oncology practices

o    Monetization of data with benefit to all Oncology Care stakeholders

o    Creating genomics-based research opportunities for oncology practices

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 fiscal year-end. These financial statements present the consolidated financial statements of NuLife Sciences, Inc. and its two wholly owned subsidiaries, NuLife Biomed, Inc. and NuLife Technologies, Inc., and NuLife Oncologies LLC, a newly formed Wyoming limited liability company for which NuLife Technologies Inc. currently serves as the Managing Member.

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2016 included in our Annual Report on Form 10-K. The results of the nine-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending September 30, 2017.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company does not have any cash equivalent as of June 30, 2017 and September 30, 2016.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company adopted a Non-Qualified Incentive Stock Compensation Plan pursuant to which the Company is reserving seven million (7,000,000) shares of Common Stock for issuance for services and the exercise of stock options. As of June 30 ,2017 the Company has only issued one Stock Option for One Million Five Hundred Thousand (1,500,000) shares to its President, Fred G. Luke and has an agreement to issue One Million Five Hundred Thousand (1,500,000) shares to its CEO, John Hollister, but has not yet provided Mr. Hollister with the Option Agreement. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. We determine the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete). We determine the fair value of preferred stock grants based on the price of the preferred stock as potentially converted into common stock and based on the underlying common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete).

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

Fair Value Measurements and Disclosures

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Convertible notes (net of discount) – June 30, 2017	$—	$—	$217,173
Convertible notes (net of discount) – September 30, 2016	$—	$—	$8,545
Derivative liability – June 30, 2017	$—	$—	$283,800
Derivative liability – September 30, 2016	$—	$—	$169,221

The following table provides a summary of the changes in fair value of the Company’s Promissory Notes, which are both Level 3 liabilities as of June 30, 2017:

Balance at September 30, 2016	$8,545
Issuance of notes	763,000
Debt discount on convertible notes	(78,000)
Accretion of debt discount	39,727
Debt discount on convertible notes due to beneficial conversion feature	(635,545)
Accretion of debt discount due to beneficial conversion feature	119,446
Balance June 30, 2017	$217,173

The Company determined the value of its convertible notes using a market interest rate and the value of the derivative liability issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of June 30, 2017 and 2016.

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

Reclassification

In order to present comparable financial sheets, accrued expenses and due to related parties were reclassified as of September 30, 2016. This reclassification did not affect the amount of liabilities in total.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $651,221 and, having incurred net losses since inception, an accumulated deficit of $4,888,030 at June 30, 2017.

For the period ended June 30, 2017, management evaluated the Company's ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company's ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management's assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months.

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

On August 17, 2016, the Company entered into a secured promissory note in the amount of $25,000 to advance funds to the sellers of assets in regards to the Asset Purchase Agreement referenced in Note 1. This note has an interest rate of 8% per annum, with principal and unpaid and accrued interest due on February 17, 2017. On January 29, 2017, the note was deemed uncollectible, the principal amount of $25,000 and accrued interest in the amount of $904 was written off and included in operating expense for the nine months ended June 30, 2017. As of June 30, 2017, the total outstanding under this note including accrued interest is $-0-.

NOTE 5 - INVESTMENT

On November 1, 2016, pursuant to, and in preparation for, the fulfillment of the Asset Purchase Agreement to acquire all of the GandTex Assets the Company formed two subsidiaries in the state of Nevada, NuLife BioMed, Inc., and NuLife Technologies, Inc. GandTex is a biomedical company focused on advancing human organ transplant technology and medical research. The assets being transferred consist of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials conducted by GandTex.

On January 29, 2017, the Company announced the completion of an Asset Purchase Agreement to acquire the assets (the “Asset Purchase”) of GandTex, LLC, a Texas limited liability company (“GandTex”). GandTex was the owner of certain patents and licensed rights related to biomedical company focused on advancing human organ transplant technology and medical research. The assets consisted of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials (the “Animal Trials”) conducted by a third-party operating using the GandTex Assets. Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the Trials in the aggregate amount of $300,000. In exchange for the Assets, the Company issued to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock. GandTex is owned and controlled by a single individual Managing Member who beneficially owns 70% of GandTex. The Asset Purchase was approved by a majority of the Company’s disinterested directors.

The fair value of the preferred stock amounted $2,500,000 is being treated as an expense instead of investment because it is deemed as Stock Based Compensation, not an Investment.

NOTE 6 - CONSULTING AGREEMENT

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company will pay the consultant a monthly fee of $8,500 on the first day of each month with the payment deferred until the Company closes financing in the amount of $3 million or greater. Additionally, the Company was required to issue the consultant 200,000 shares of common stock on October 1, 2015. During the nine months ended June 30, 2017 and 2016, the Company recorded stock based compensation expense in the amount of $-0- and $30,500 associated with the vesting of the common stock, respectively.

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

NOTE 7 – NOTES PAYABLE

As of June 30, 2017, the Company had one note payable issued and outstanding to third party lenders with a total principle of $25,000 and accrued interest of $14,400. The note was due on June 30, 2015, has an interest rate of 12%. This note remains unpaid. The note is in default as of June 30, 2017.

As of June 30, 2017, the Company had three notes payable issued and outstanding with a former director with a total principle of $74,500 and accrued interest of $10,611. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The former director for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD”) of which Mr. Brian Loiselle, a former director of and consultant to the Company, was a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of a certain contemplated farm property acquisition or October 31, 2016. The three notes are currently in default. However, the default interest demand of 18% per month by Mr. Loiselle is being disputed by the Company due to the lack of provision for default interest in the notes. The three notes have been reclassified to non-related party debt. See also Note 11.

NOTE 8 – CONVERTIBLE NOTES

Convertible notes consist of the following:

	June 30, 2017 (Unaudited)	September 30, 2016

Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due December 2017.	$50,025	$50,025
Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due August 2019.	50,000	50,000
Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due October 2019.	50,000	—
Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due November 2019.	30,000	—
Convertible notes payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due December 2019.	605,000	—
Convertible note payable, annual interest rate of 12%, convertible into common stock at a variable rate per share and due June 2018	78,000	—
Unamortized debt discount	(129,752)	(91,480)
Unamortized debt discount due to beneficial conversion feature	(516,100)	-)
	217,173	8,545
Less current portion	33,067	-0-
Convertible debt, net of current portion and debt discount	$184,106	$8,545

On September 2, 2016, the Company amended and restated that certain outstanding promissory note of the Company, dated July 3, 2015, in the principal amount of $50,025. The replacement convertible promissory note matures on December 31, 2017 and bears interest at the rate of 8% per annum, and the principal and interest due thereunder may be prepaid at any time. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. As of June 30, 2017, the note balance and accrued interest is $50,025 and $8,026, respectively.

On August 1, 2016, the Company entered into those four (4) Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes, dated August 1, 2016 (collectively, the “Purchase Notes”) in the aggregate principal amount of $50,000. All of the Purchase Notes are due in 36 months. The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, is convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. Due to the beneficial conversion feature of these notes, the Company recorded $50,000 of debt discount as a contra liability and amortized $15,205 of the discount during the nine months ended June 30, 2017. As of June 30, 2017, the Purchase Notes balance and accrued interest is $50,000 and $3,649, respectively.

During the nine months ended June 30, 2017, the Company entered into certain Note Purchase Agreements (collectively the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes, in the aggregate principal amount of $685,000. The Purchase Notes are due in 36 months. The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. Due to the beneficial conversion feature of these notes, the Company recorded $635,545 of debt discount as a contra liability and amortized $119,446 of the discount during the nine months ended June 30, 2017. As of June 30, 2017, the note balances and accrued interest are $685,000 and $31,506, respectively.

On June 26, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (“Note”) in the aggregate principal amount of $78,000. The Note matures on June 30, 2018 (the “Maturity Date”), and bears interest at the rate of 12% per annum. After 180 days, the Note may not be prepaid. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 10-day period ending on the latest complete Trading Day prior to the Conversion Date. Due to the beneficial conversion feature of this note, the Company recorded $78,000 of debt discount as a contra liability and amortized $846 of the discount during the nine months ended June 30, 2017. As of June 30, 2017, the note balance and accrued interest is $78,000 and $103, respectively.

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

During August 2016, the Company entered into Loan Agreements with investors pursuant to which the Company issued convertible promissory notes in the principal amount of $50,000. The Notes are convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Notes accrue interest at a rate of 10% per annum and mature on August 1, 2019.

During June 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $78,000. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 65% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Note accrues interest at a rate of 12% per annum and matures on June 30, 2018.

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

The initial fair value of the embedded debt derivative of $298,140 was allocated as a debt discount in the amount of $175,025 and excess $123,115 was charged to interest expenses, loss on derivative. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	June 26, 2017	March 31, 2017	September 30, 2016
(1) dividend yield of	0%;	0%;	0%;
(2) expected volatility of	250%,	311%,	243% - 413%,
(3) risk-free interest rate of	1.20% - 1.24%,	1.47%,	0.50% - 0.88%,
(4) expected life of	1 year	1-3 years	1-3 years
(5) fair value of the Company’s common stock of	$0.67 per share.	$0.60per share.	$0.11 per share.

During the nine months ended June 30, 2017 and 2016, the Company recorded the loss in fair value of derivative and derivative expense in the amount of $39,579 and $-0-, respectively.

For the nine months ended June 30, 2017, $39,727 and $-0-, were expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at September 30, 2016	$169,221
Initial measurement at issuance date of the notes	103,520
Derivative expense	-
Change in fair value of derivative at period end	11,059
Balance June 30, 2017	$283,800

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

On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company's common stock. Accordingly, shareholders owning shares of the Company's common stock will receive two additional shares of the Company for each share they own. The Company had 10,128,600 shares issued and outstanding prior to the forward stock split. At September 30, 2016 and September 30,2015 the Company has 31,085,800 shares and 30,385,800 shares, respectively, of common stock issued and outstanding. The Company received notification from the Financial Industry Regulatory Authority (FINRA) on May 7, 2015, that it could proceed with the three-for-one forward stock split. Additional funds were reallocated from Additional Paid in Capital to the Common Stock account in an amount equal to the additional par value represented by the additional shares issued under the stock split. All share information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this transaction.

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

Description of Preferred Stock:

Series A Preferred Stock

•	As authorized in the Company’s Amended and Restated Articles of Incorporation, the Company has 2,000,000 shares of Series A Preferred Stock authorized with the following characteristics:

o	Holders of the Series A Stock shall be entitled to receive dividends or other distributions with the holders of the Common Stock on an “as converted” basis when, as, and if declared by the Directors of the Corporation.

o	Holders of shares of Series A Preferred Stock, upon Board of Directors approval, may convert at any time following the issuance upon sixty-one (61) day written notice to the Corporation. Each share of Series A Preferred Stock shall be convertible into such number of fully paid and non-assessable shares of Common Stock as is determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities, including securities convertible into or exchangeable for Common Stock, whether or not then convertible or exchangeable (b) subscriptions, rights, options and warrants to purchase shares of Common Stock, whether or not then exercisable, but entitled to vote on matters submitted to the Shareholders

(collectively, “Derivative Securities”), issued by the Corporation and outstanding as of the Date of Conversion, by .000001, then multiplying that number of shares of Series A Stock to be converted.

o	In case of any consolidation or merger of the Corporation, the Corporation shall mail to each holder of Series A Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Shares into shares of Common Stock pursuant to this paragraph and thereafter receive the number of shares of Common Stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 8.1(a) hereof; provided however that the Series A Stock shall not be subject to or affected as to the number of Conversion Shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

o	In the event of a liquidation, the holders of shares of the Series A Stock shall be entitled to receive, prior to the holders of the other series of Preferred Stock and prior and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any other shares of stock of the Corporation by reason of their ownership of such stock, an amount equal to Five Dollar ($5.00) per share with respect to each share of Series B Stock owned as of the date of Liquidation, plus all declared but unpaid dividends with respect to such shares, and thereafter they shall share in the net Liquidation proceeds on an “as converted basis” on the same basis as the holders of the Common Stock.

o	The holders of each share of Series A Stock shall have that number of votes as determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities issued by the Corporation and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that number of shares of Series A Stock to be converted.

o	The Corporation shall have the option to redeem all of the outstanding shares of Series A Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Corporation and the holders of shares of Series A Stock holding at least 51% of such A Stock, beginning ten (10) business days following notice by the Corporation, at a redemption price the higher of (a)Five Dollar ($5.00) per share, or (b) Fifty percent (50%) of the trailing average highest closing Bid price of the Corporation’s Common Stock as published at www.OTCMarkets.com or the Corporation’s primary listing exchange on the date of Notice of redemption, unless otherwise modified by mutual written consent between the Corporation and the Holders of the Series A Stock (the "Conversion Price"). Redemption payments shall only be made in cash within sixty (60) days of notice by the Corporation to redeem.

o	The shares of Series A Stock acquired by the Corporation by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series A Stock.

Series B Preferred Stock

In conjunction with the Asset Acquisition with GandTex, as authorized in the Company’s Amended and Restated Articles of Incorporation, the Company initially filed a Certificate of Designation creating a series A Preferred Stock consisting of 10,000,000 shares of Series B Preferred Stock with the following characteristics:

o    Holders of shares of Series B Preferred Stock, upon Board of Directors approval, may convert at any time following the issuance upon sixty-one (61) day written notice to the Corporation. Each share of Series B Preferred Stock shall be convertible into such number of fully paid and non-assessable shares of Common Stock as is determined by percentage of the net income which is achieved by SMFI and its subsidiaries (the “Actual Net Income “) versus the projections (detailed in Exhibit A to this Certificate of Designation of Series B Convertible Preferred) provided by GandTex (the “Projected Net Income”) at any time during the two (2) year term following the Closing of the Purchase Agreement. This calculation will be made by dividing the Actual Net Income achieved by SMFI and its subsidiaries related to the development and commercialization of the GandTex Assets by the Projected Net Income (attached hereto as Exhibit A to this Certificate of Designation of the Series B Convertible Preferred Stock) on the Notice to Convert (as defined below), then dividing that product into 1 share of Series B Stock. The formula of this calculation is:

1 Share of Series B Stock	Number of Shares
= of Common Upon Conversion of

(Actual Net Income)	1 Share of Series B
(Projected Net Income)	Stock

o	Holders of the Series B Stock shall be entitled to receive dividends or other distributions with the holders of the Common Stock on an “as converted” basis when, as, and if declared by the Directors of the Corporation.

o	In case of any consolidation or merger of the Corporation, the Corporation shall mail to each holder of Series B Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series B Shares into shares of Common Stock pursuant to this Paragraph 3 and thereafter receive the number of shares of Common Stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series B Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 9.1(a) hereof.

o	In the event of a liquidation, the holders of shares of the Series B Stock shall be entitled to receive, second to the holders of Series A Preferred Stock, but prior to the holders of the other series of Preferred Stock and prior and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any other shares of stock of the Corporation by reason of their ownership of such stock, an amount equal to One Dollar ($1.00) per share with respect to each share of Series B Stock owned as of the date of Liquidation, plus all declared but unpaid dividends with respect to such shares, and thereafter they shall share in the net Liquidation proceeds on an “as converted basis” on the same basis with the holders of the Common Stock.

o	Shares of Series B Preferred Stock shall have no voting rights in respect of matters submitted for a vote of the holders of Common Stock;

o	the Corporation shall have the option to redeem all of the outstanding shares of Series B Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Corporation and the holders of shares of Series B Stock holding at least 51% of such A Stock, beginning ten (10) business days following notice by the Corporation, at a redemption price of One Dollar ($1.00) per share. Redemption payments shall only be made in cash within sixty (60) days of notice by the Corporation to redeem.

o	The shares of Series B Stock acquired by the Corporation by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series B Stock.

As described in Footnote 5 above, pursuant to the terms of the Asset Purchase Agreement with GandTex, on December 30, 2016 the Board approved the issuance of 10,000,000 shares of the Company’s Series B Convertible Preferred Stock to GandTex. The shares were released to GandTex concurrent with the closing on January 29, 2017.

On January 20 , 2017, the Company entered into a Debt Conversion Agreement (the “Conversion Agreement”) in respect of $13,750 of the accruing monthly fees due to MZHCI, LLC(“MZ”) by the Company pursuant to the Investor Relations Consulting Agreement between MZ and the Company dated April 1, 2015 (the “Released Debt”) together with a release by MZ in favor of the Company for any claims for reimbursement of any and all due diligence expenses, investigative costs or any other type of fees or costs incurred by MZ related to the recent purchase by the Company of the GandTex Assets. Pursuant to the terms of the Conversion Agreement, and in exchange for the release, the Company issued to MZ an aggregate of 55,000 shares of restricted Series A Convertible Preferred Stock.

Valuation of Series A and Series B Preferred Stock.

The initial Certificate of Designation for both the Series A Stock and the Series B Stock had very similar characteristics and the same requirement that any conversion must be approved by the Company’s Board of Directors limits the ability of the holders to convert both the Series A Stock and the Series B Stock. In part, each of the two Certificates of Designation initially had the following requirements,”3.1 Conversion. Upon Board of Directors approval, each share of Series A [B] Preferred Stock shall be convertible, subject to notice requirements of paragraph 3.2, at any time following the issuance of such shares Series A [B] Stock, into such number of fully paid and non-assessable shares of Common Stock…”. This limiting ability to convert the Series A [B] Stock significantly reduces their Fair Market Value. However, by utilizing the most readily available information and analogy, in the case of both the Series A Stock and Series B　Stock this would be the issuance of the Series A Stock to MZHCI, a non-affiliate, for the extinguishment of debt of $13,750 for 55,000 shares of Series A Stock, or $.25/share. By analogy, the 55.000 shares of Series A stock issued to Global Business Strategies Inc. (“GBSI”) were also valued at $.25 per share: The Series B Stock issued to GandTex, again by analogy, was also valued at $.25 per share.

Utilizing this model, the Series A shares issued to MZHCI and GBSI were valued in the aggregate at $13,750 each, and the Series B shares issued to GandTex were initially valued at $2,500,000 and its being treated as an expense.

Further, as a result of the delayed onset of revenue and the regulatory approval timelines, the original estimates as to the timelines for the Animal Trials, making it impact able for the Company to proceed, or to achieve the projected benchmarks as to the completion date of the Animal Trials and obtaining approval from the requisite regulatory bodies as originally represented at Closing. As a result, the Company agreed to amend certain aspects of the GandTex Asset Acquisition Agreement, including the conversion formula of the Series B Convertible Preferred Stock issued to GandTex. The Amended and Restated Certificate of Designation creating a Series B Preferred Stock is to be amended to change the terms of conversion, and eliminated the requirement that GandTex, or any assignee of any of the Series B Stock, obtain approval that any conversion must be approved by the Company’s Board of Directors, with all other of the original terms remaining unchanged. The Amended and Restated Certificate of Designation for the Series B Stock has not yet been filed with the state of Nevada, but will be shortly after we receive fully the executed Amendment Documents -see NOTE 13 - SUBSEQUENT EVENTS. Pursuant to the proposed amended conversion features, the 10,000,000 shares of Series B Preferred Stock can be converted as follows:

.

“3.0 Conversion into Common Stock.

3.1       Conversion. One million shares of Series B Preferred Stock shall be convertible into two million shares (l-for-2 ratio) of common stock of the Corporation, subject to notice requirements of paragraph 3.2, one year from the date the holder receives its shares of Series B Preferred Stock, into such number of fully paid and non-assessable shares of Common Stock.

Nine million shares of Series B Preferred Stock shall be convertible into twenty-seven million shares (l-for-3 ratio) of Common Stock, subject to notice requirements of paragraph 3.2, at such time only when the Corporation has annual gross revenues of $60,000,000 deriving from the Gandy/Gandtex patents or processes, into such number of fully paid and non-assessable shares of Common Stock.”

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

Stock option transactions for the nine months ended June 30, 2017 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2016	-	$-	-
Granted	1,500,000	0.14	3.0	186,904
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2017	1,500,000	0.14	2.4
Exercisable, June 30, 2017	1,500,000	$.0.14	2.4

The initial fair value of the option was $186,904 charged to operating expense during the nine months ended June 30, 2017. The fair value of the option was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	236%,
(3) risk-free interest rate of	1.28%,
(4) expected life of	3 years, and
(5) fair value of the Company’s common stock of	$0.13 per share.

The fair value of options exercised in the three and nine months ended June 30, 2017 and 2016 was $0 and $0, and $0 and $0, respectively.

The Company recorded $0 and $43,098, and $2,700,654 and $43,098 of stock compensation expense in the statements of operations for the three and nine months ended June 30, 2017 and 2016, respectively, related to non-vested share-based compensation arrangements granted under existing stock option plans.

As of June 30, 2017, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

NOTE 11 - RELATED PARTY TRANSACTIONS

In April of 2015 Mr. Brian Loiselle, a former director of the Company, agreed to transfer his ownership interest in a cannabis farm and related equipment known as the "Tamarack Project", which was the subject of a certain Letter of Intent to which the Company was a party. In addition, it was proposed that Mr. Cahill sell all of his 21,750,000 shares of the Company to Blue River Equity LLC, an Arizona Limited Liability Company (“Blue River”), a company controlled by Mr. Loiselle. The transfer of the Tamarack Project, and other projects which Mr. Loiselle offered in substitution for the Tamarack Project were never acquired by Mr. Loiselle and, therefore could not be transferred to the Company, resulting in a breach of the representations by Mr. Loiselle, for himself and on behalf of Blue River, and the failure of Mr. Loiselle and/or Blue River to cause any property to be transferred into the Company. Consequently, as a result of the breach and failure to deliver the primary consideration for the shares held by Mr. Cahill. Mr. Cahill never transferred the subject shares thereby voiding the agreement between himself and Blue River, and retained Beneficial Ownership of the subject shares as evidenced by Mr. Cahills filing of a Beneficial Ownership Report on Form SC-13G on October 4, 2016.

In addition, Mr. Loiselle induced the Company to make a non-refundable payment of $50,000 in connection with his attempt to purchase a replacement cannabis farm and property, the “Stroud Farm”, which never closed and the $50,000 was written off in the year ended September 30, 2015. After giving Mr. Loiselle several extensions of time to perform on his proposed multi-part transaction, we severed relations with Mr. Loiselle in August 2016. As of September 30, 2016, $53,200 was due to Mr. Loiselle and included as Due to Related Party which is in dispute as described below.

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

As of June 30, 2017, the Company had three notes payable issued and outstanding with an entity controlled by Mr. Loiselle with a total principle of $74,500 and accrued interest of $10,611. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is EastWest Secured Developments, LLC; an Arizona Limited Liability Company (“EWSD”) of which Mr. Brian Loiselle, a director of and consultant to the Company, is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date of the three notes is October 31, 2016. As of March 31, 2017, the Company owed EWSD $53,200 of accrued and unpaid services which is reported as accrued expenses. Mr. Loiselle’s services terminated in July 2016 ending his affiliation with the Company and therefore neither he nor EWSD were considered a Related Party at June 30, 2017.

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

During the nine months ended June 30, 2017, the Company paid $-0- to Newport Board Group, with an additional $59,633 of monthly fees deferred and included as accrued expenses at June 30, 2017. During the nine months ended June 30, 2016, the Company paid $-0- to Newport Board Group, with an additional $21,500 of monthly fees deferred and included as Due to Related Party at September 30, 2016. The Company terminated the extension in September 2016, effective October 15, 2016. The Company has continued to defer and accrue all additional fees through October 15, 2016. On August 7, 2015, the Company granted 100,000 shares of restricted common stock to Mr. John Donahue, the Company’s former Chief Operations Officer. As of June 30, 2017, the Company owed Newport Board Group $59,633 of accrued and unpaid services which is reported as accrued expenses, but Mr. Donahue’s services terminated in September 2016 ending his affiliation with the Company and therefore was not considered a Related Party at June 30, 2017.

As of June 30, 2017, the Company owed Mr. Clarke and Mr. Luke $52,500 and $-0-, respectively, of accrued and unpaid compensation. These amounts are included as Due to Related Party at June 30, 2017.

On September 16 2016 we asked Mr. John Hollister to join our management team as our Chief Executive Officer. Due to the financial constraints of the Company Mr. Hollister did not accept the offer. However, in October 2016 Mr. Hollister agreed to serve as a consultant, then as our interim our Chief Executive Officer, pending the completion of the sale the Purchase Notes. A definitive agreement was agreed upon and executed between the Company and Mr. Hollister on May 15, 2017, and contained the agreement for the Company to grant Mr. Hollister Options to purchase up to 1,500,000 shares of the Company’s Common Stock, vesting upon certain events. The Option Agreement has not yet been executed. A copy of the Employment Agreement with Mr. Hollister was filed on Form 8-K on May 17, 2017-

On November 15, 2016, the Board approved the grant of 1,500,000 common stock purchase options to Fred Luke, the Company’s President, at an exercise price of not less than One Hundred Ten percent (110%) of the ten (10) day lowest trailing average closing bid price of such shares on the date of execution of the Option Agreement (the “Option Agreement”) which was Fourteen cents ($0.14) per share and subject to certain adjustments on November 15, 2016. The options are valued at $186,904 and recorded as expense during the nine months ended June 30, 2017.

On May 15,2017 the Company entered into an Employment Agreement with Mr. John Hollister to serve as the CEO of the Company. In addition to his role as CEO, Mr. Hollister will serve as the President of NuLife BioMed and be in charge of all aspects of the Animal Trials, review of the data submitted to the Food and Drug Association (“FDA”), and the Clinical Trials, subject to the approval by the FDA of our Animal Trial results and conclusions.

In March, 2017, we retained Dr. Youxue Wang MD, PhD to serve as the Director of Research for NuLife Biomed Inc. Doctor Wang has been working for several months for us in the development of the pre-clinical pig study protocol, which was recently up-loaded to the review board at Florida International University (“FIU”) for approval. We currently finalized the terms of an Advisory Agreement with South Broward Hospital District d/b/a Memorial Healthcare System (“Memorial”), the current employer of Doctors Arenas and Hranjec, both transplant surgeons, to perform the actual organ removal and replacement during the Animal Trials. Doctors Wang, Arenas, and Hranjec have recently received medical clearance from FIU to conduct the surgeries.

NOTE 12 – LEASE AGREEMENT

During May 2017, the executed a 5-year lease for a laboratory at NOVA Southeastern University at which the Company will be utilizing the NuLife Technique to process organs, as well as conducting bench research to better characterize and assess the impact of the technique. The lease calls for monthly payments of $2,582, which includes the initial base rent of $1,925 along with applicable taxes and shared operating expenses. The lease required a security deposit in the amount of $4,871 and requires a 4% increase in base rent annually. Rent expense for the nine months ended June 30, 2017 and 2016 was $2,742 and $-0-, respectively.

Future minimum lease payments are as follows for the years ending:

September 30, 2017 (remaining three months)	$5,775
September 30, 2018	23,408
September 30, 2019	24,344
September 30, 2020	25,318
September 30, 2021	26,331
September 30, 2022	18,016

$123,192

NOTE 13 - CONTINGENCY

As of June 30, 2017, as described in Note 11, the Company has accrued $53,200 in Due to Related party - Mr. Loiselle, note payable of $74,500 and accrued interest of $10,611 due EWSD. At June 30,2017 the Company owed EWSD the aggregated amount of $138,311, which is past due and has been in default since October 31, 2016. On top of the amount accrued by the Company, Mr. Loiselle had demanded for a penalty fee of $101,235, which is approximately 18% monthly default rate on the amount past due. We believe the penalty fee imposed is invalid and are currently in dispute with Mr. Loiselle.

NOTE 14 - SUBSEQUENT EVENTS

Aa result of third-party delays related to the Company (a) gaining approval for its “Protocal” for the Animal Trials, (b) finalizing the terms of the Lease for its Lab facilities at NOVA Southeastern University, (c) finalizing the terms of the agreement with South Broward Hospital District d/b/a Memorial Healthcare System (“Memorial”), the current employer of the two transplant surgeons who the Company intends to retain to carry out the remaining Animal Trials, and (d) other issues out of the control of the Company, the original estimates as to the timelines for the Animal Trials, revenue projections , and other representations by GandTex in the original GandTex Asset Acquisition Agreement, made it impact able for the Company to rely on the original projected benchmarks as to the completion date of the Animal Trials, obtaining approval from the requisite regulatory bodies, or the revenue projections as originally represented by GandTex at Closing. As a result, GandTex agreed to amend certain aspects of the Asset Acquisition Agreement, and agreed to provide us with a Lockup Agreement and an Indemnity Agreement. In consideration for these added agreements (the “Amendment Documents”), we agreed to amend the conversion formula of the Series B Convertible Preferred Stock issued to GandTex and take the GandTex Assets subject to a Royalty Agreement. The Amendment Documents will be included as Exhibits in an Form 8-K filed by the Company concurrently with the countersignature of the documents and the filing of the Amended and Restated Certificate of Designation of the Series B Convertible Preferred Stock.

We finally resolved the majority of the causes of delays and resumed Animal Trials during the first week in August 2017.

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

Company Overview

As a result of the Company not receiving the working capital promised by certain third parties, development of the two business segments described below has been slow, and generated less than expected revenue since its inception on October 15, 2013. However, in August 2016 we elected to modify our initial business plan to suspend pursuing our online marketing business and the subsequent cannabis activities in favor of the acquisition and development of the patents and other rights owned by GandTex. As part of this new direction into the medical and healthcare industry, subsequent to the date of this report – See Subsequent Events – we acquired the GandTex License and Patent rights related to a proprietary technique for organ transplants, as discussed below.

Online marketplace and community

The Company's initially-defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. The Company's products and services, essentially an online marketplace and community, will use proprietary technology that will enable users, both service requestors and service providers, to work collaboratively to obtain substantial improvements in performance, reliability and usability. Service requestors (people or companies requesting a service) name their own price, date and time for any service. A service requestor can also select qualifying criteria such as number of reviews or review rankings of a service provider. The first service provider who can provide that service, on that date, at that time and meets the service ranking requirements will get the project

The Company's online marketplace and online community was designed to match up daily job or service requests and fill market demand for service requests throughout a particular local community, county or city and will connect local resources with local needs. A goal is to create jobs and provide market value for basic services by aggregating these low-cost services within each local market. This will maximize value for either the person or company requesting the service and for the person or company providing the service. In other words, service providers will get the best possible price for their service and the party requesting the service will pay the lowest possible price. Since the acquisition of the organ transplant technology, we have narrowed the focus of our platform to the healthcare industry and intend to include a section in our platform dedicated to providing educational information as to the various options available to those in need of transplants.

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

The GandTex technology was developed through 15 years of committed research. The results of the most recent Animal Trials conducted outside the U.S. indicate that this technology may produce dramatic breakthroughs in hematopoietic research and transplant techniques. The goal of the research was to address the issues of organ compatibility and the need for anti-rejection drugs in the donor.

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

Kidney transplants will be the Company’s initial target market as most common transplants – about 18,000 in 2015 – are Kidney transplants; most Kidney transplants patients spend years on dialysis while waiting; many Kidney transplants never receive the actual transplant due to the failure in finding the proper tissue match; and, all current Kidney transplant patients require anti-rejection drugs.

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

Results of Operation

Three Months Ended June 30, 2017 and 2016

Revenue

Revenue was $0 for the three months ended June 30, 2017 and 2016.

Cost of Sales

Cost of sales was $0 for the three months ended June 30, 2017 and 2016.

General and Administrative Expenses

General and administrative expenses and related party compensation were $199,964 and $51,228 for the three months ended June 30, 2017 and 2016, respectively. Expenses for the three months ended June 30, 2017 consisted primarily $171,166 for professional fees and related party compensation. Expenses for the three months ended June 30, 2016 consisted primarily of $50,717 for professional fees.

Interest Expense

Interest expense was $84,989 and $2,699 for the three months ended June 30, 2017 and 2016, respectively, which related to interest accrued on borrowings, which were greater in the fiscal period ended June 30, 2017 as a result of newly issued debt in during October, November and December 2016 and June 2017. Included in interest expense for the three months ended June 30, 2017, was also $66,623 of non-cash interest expense related to the amortization of the debt discount.

Loss on derivative

The Company recorded a net loss on derivative in the amount of $42,903 in the three months ended June 30, 2017. There was no derivative loss during the three months ended June 30, 2016.

Interest Income

Interest income was $2 and $-0- for the three months ended June 30, 2017 and 2016, respectively, which related to interest from bank accounts.

Nine Months Ended June 30, 2017 and 2016

Revenue

Revenue was $0 for the nine months ended June 30, 2017 and 2016.

Cost of Sales

Cost of sales was $0 for the nine months ended June 30, 2017 and 2016.

General and Administrative Expenses

General and administrative expenses and related party compensation were $3,433,027 and $228,637 for the nine months ended June 30, 2017 and 2016, respectively. Expenses for the nine months ended June 30, 2017 consisted primarily of $2,500,000 of non-cash stock based compensation of Preferred B shares regarding the GrandTex acquisition, $836,773 for professional fees and related party compensation. Expenses for the nine months ended June 30, 2016 consisted primarily of $216,068 for professional fees which included $43,098 of non-cash stock-based compensation expense and $60,000 for investor relations expense.

Interest Expense

Interest expense was $204,583 and $6,991 for the nine months ended June 30, 2017 and 2016, respectively, which related to interest accrued on borrowings, which were greater in the fiscal period ended June 30, 2017 as a result of newly issued debt in during October, November and December 2016 and June 2017. Included in interest expense for the nine months ended June 30, 2017, was also $159,173 of non-cash interest expense related to the amortization of the debt discount.

Loss on derivative

The Company recorded a net loss on derivative in the amount of $39,579 in the nine months ended June 30, 2017. There was no derivative loss during the nine months ended June 30, 2016.

Interest Income

Interest income was $667 and $-0- for the nine months ended June 30, 2017 and 2016, respectively, which related to interest due on notes receivable and interest earned in bank accounts, which were greater in the fiscal period ended June 30, 2017 as a result of the two notes receivable issued.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2017 and 2016:

	2017	2016
Operating Activities	$(669,810)	$(20,260)
Investing Activities	—	(56,400)
Financing Activities	763,000	74,500
Net Effect on Cash	$93,190	$(2,160)

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

As of June 30, 2017, we owed $544,075 in accounts payable, accrued expenses and to related parties, a substantial portion of which are past due. The only formal agreements, written or oral, with any vendors or other providers for payment of services or expenses are with respect to (i) contracted investor relation services, (ii) contracted services of the Company's former chief operating officer and (iii) compensation to the Company's president and chief financial officer and a consultant, one of whom is a director. There are no other significant liabilities at June 30, 2017.

As of June 30, 2017, the Company had one note payable issued and outstanding with a total principle of $25,000 and accrued interest of $14,400. The note was due on June 30, 2015, and has an interest rate of 12%. The note remains unpaid and is in default as of June 30, 2017.

As of June 30, 2017, the Company had three notes payable issued and outstanding with a former related party with a total principle of $74,500 and accrued interest of $10,611. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD”) of which Mr. Brian Loiselle is a managing member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of the contemplated farm property acquisition or October 31, 2016. The acquisition of the various farm properties offered by Mr. Loiselle never occurred, and on August 26, 2016 Mr. Loiselle was notified that his relationship with the Company was terminated. Following that notice EWSD made a demand in October 2016 for repayment of the subject loans and subsequently declared the notes in default. The default interest demand of 18% by Mr. Loiselle is being disputed by the Company due to the lack of provision for default interest in the notes.

As of June 30, 2017, the Company had twenty convertible notes payable issued and outstanding with a total principle of $863,025 and accrued interest of $43,284. The notes are due December 31, 2017 through December 22, 2019 and have interest rates of 8% to 12%. The notes remain unpaid as of June 30, 2017.

Letters of Intent

On April 24, 2015, the Company signed a non-binding Letter of Intent ("LOI") with a licensed cultivator to provide turnkey operations and services to a 150,000-square foot licensed cultivation facility located in Pueblo, Colorado (the "Tamarack Project"). In connection therewith, the first phase of construction was expected to begin in June 2015, with cultivation expected begin in early July; however, none of these events have occurred as of the filing of this Annual Report on Form 10-K. Further progress with respect to this LOI was dependent on, among other matters, the Company obtaining the necessary financing to proceed. The promised financing did not materialize and, consequently, we officially terminate all Letters of Intent related to the Tamarack Project and a related proposed business venture with Generex Biotechnology Corporation.

On September 13, 2016, we entered into a Letter of Intent with GandTex, the owner of patents covering new techniques for organ transplants and tissue repair. We entered into a definitive agreement with GandTex on October 3, 2016 and received assignments related to two (2) of the three (3) patents on November 30, 2016

CRITICAL ACCOUNTING PRONOUNCEMENTS

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

On June 26, 2017, the Company entered into a Securities Purchase Agreement (“June SPA”) in connection with the issuance of a convertible promissory note (“June Note”) in the aggregate principal amount of $78,000. The June Note matures on June 30, 2018 (the “Maturity Date”), and bears interest at the rate of 12% per annum. After 180 days, the June Note may not be prepaid. Any amount of principal or interest on the June Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date. The June Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 10-day period ending on the latest complete Trading Day prior to the Conversion Date. The June SPA and the June Note contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies, and the SPA and June Note were attached as Exhibits to our Form 8-K filed on July 27, 2017.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated herein by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on February 21, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuLife Sciences, Inc.

Date: August 14, 2017	By:	/s/ Fred Luke
Fred Luke
President
(Duly Authorized Officer and Principal Executive Officer)

