Form 10-Q/A
period 2017-06-30
NuLife Sciences, Inc.
filed 2017-08-23
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of July 31, 2017, there were 37,261,049 shares of $0.001 par value common stock, issued and outstanding.

2

3

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities and Exchange Commission on August 16, 2017 (the “Form 10-Q”), is to make a correction on page no. 2 to indicate that the Company is not a shell company. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

4

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuLife Sciences, Inc.

Date: August 22, 2017	By:	/s/ Fred Luke
Fred Luke
President
(Duly Authorized Officer and Principal Executive Officer)