Form 10-K
period 2017-09-30
NuLife Sciences, Inc.
filed 2018-02-20
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

NULIFE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Commission file number: 333-193220

Nevada	46-3876675
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2618 San Miguel, Suite 203, Newport Beach, CA 92660	92660
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:

(949) 973-0684

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2017 (last business day of the registrants most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $5,301,480..

As of February 15, 2018, there were 40,504,391 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

FORWARD LOOKING STATEMENTS

There are statements in this annual report that are not historical facts. These "forward-looking statements" can be identified by use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire annual report carefully, especially the risks discussed under "Risk Factors." Although management believes that the assumptions underlying the forward-looking statements included in this annual report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this annual report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

ITEM 1 BUSINESS

Overview

NuLife Sciences, Inc. ("NuLife," the "Company," "we," or "us.") was incorporated under the laws of the State of Nevada on October 15, 2013, at which time we acquired a business plan for an online marketplace and community and website from Mr. Derek Cahill. Following our formation, we issued 7,250,00 shares of our common, now 21,750,000 shares following the 3:1 forward stock split (the “Forward Split”), to our founder, Derek Cahill, as consideration for the purchase of a business plan along with a developed website, www.anytimeJobs.com (the “Website”). The acquisition of the business plan and website was valued at $72,500. The cost incurred by Mr. Cahill for the business plan as well as related professional services was approximately $72,500 which is the value placed upon the shares issued to Mr. Cahill. As discussed below, the Website was taken down for reprograming due to security issues which resulted in cyber-attacks during the roll-out phase.

On October 3, 2016, Company entered into an Asset Purchase Agreement to acquire all of the assets (the “Asset Purchase”) of GandTex, LLC, a Texas limited liability company (“GandTex”). GandTex is a biomedical company focused on advancing human organ transplant technology and medical research. The assets consist of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials (“Animal Trials”) conducted by GandTex (collectively, the “GandTex Assets”). Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the continuation of the AnimalTrials in the aggregate amount of $300,000. In exchange for the GandTex Assets, the Company agreed to issue to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock. The Asset Purchase was approved by a majority of the Company’s disinterested directors. GandTex was owned and controlled by a single individual Managing Member who beneficially owns 70% of GandTex at the time of the Asset Purchase, but is currently revoked in Texas, the state of its organization.

On December 30, 2016, the Company announced the completion of its due diligence with respect to the Asset Purchase to acquire all of the GandTex Assets on January 2017 the Company announced the Closing of the Asset Purchase.

As a result of the Asset Purchase, the Company redefined its business strategy to further fund, develop, gain regulatory approval for, and ultimately market the Nulife Process together with other applications and possible uses or derived from the GandTex Assets, or discovered by the Company while in the process of continuing the initial stages of the Animal Trials.

At September 30, 2017 the Company had one business segment: the resumption and development of the GandTex Assets, particularly the transplantation surgeries, in an attempt to obtain regulatory approval of the Nulife Process and related applications through various affiliated medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs (collectively referred to herein as “Third-Party Contractors”), which were engaged to conduct our preclinical and clinical studies of the NuLife Process. The Company’s redesign of the Website, an online marketplace and community platform, which represented our original business commenced in fiscal 2014, is under suspended development pending the results of the evaluation of the Animal Trials, and the investigation of related applications of the NuLife Process through various affiliated medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs (collectively referred to herein as “Third-Party Contractors”), which were engaged to conduct our preclinical and clinical studies of the NuLife Process.

Due principally to delays resulting from (a) the protracted negotiations with the Third-Party Contractors as to the consulting agreements, leases of facilities, and approval of our operational protocol, we did not recommence the Animal Trials until August 2017, and (b) shortly thereafter, being forced to suspend the Animal Studies due to the hurricanes that moved through southern Florida during late 3rd and early 4th fiscal quarters of 2017, which effectively shut down non-emergency business operations and certain Medical Facility operations such as ours until we could resume operations during and the 1st quarter of fiscal 2017-18.

In March 2017, we learned that Mr. James Gandy did not have the authority to transfer a component of the GandTex Assets from Duplitrans, Inc. ("Duplitrans"), to GandTex prior to closing on the Asset Purchase, and that Duplitrans was the actual owner of a license to one of the GandTex Assets. Therefore, on July 27, 2017 Duplitrans and GandTex entered into various agreements, some of which we were parties to, including a Royalty Agreement, Indemnity Agreement, Settlement Agreement, and Lock-Up Agreement, and an Addendum to the Asset Purchase Agreement between the Company and GandTex (collectively, the “GandTex Restructuring Agreements”). The purpose of these GandTex Restructuring Agreements was to effect the transfer of the benefit of the Asset Purchase Agreement from GandTex to Duplitrans, with additional royalty benefits to Duplitrans, and to authenticate the Assignment from GandTex to us of the Exclusive License Agreement which Duplitrans alleged was wrongfully cancelled by Mr. James Gandy , or transferred from Duplitrans to GandTex by Mr. James Gandy, for the sole purpose of GandTex meeting one of its commitments in the Asset Purchase Agreement, without proper authority. After the proposed transaction was approved by the Duplitrans shareholders, we restructured the transaction by way of the GandTex Restructuring Agreements so that we ended up with exclusive use and ownership of the intellectual property that was in dispute, but at the same time the Duplitrans shareholders were compensated for the license termination by way of an amendment to the conversion terms of the Series B Preferred Stock and a Royalty Agreement in favor of Duplitrans (the “GandTex Restructuring”).

Following our initial stage of the resumption of the Animal Trials conducted earlier in Ecuador by Duplitrans and GandTex, we learned that certain critical information concerning the organ transplantation process, thought to be contained in the GandTex Assets, was not contained in any of the Patents or License comprising the GandTex Assets, and was withheld by the inventor, Mr. Gandy during his review of our Protocol for the transplantation procedures (the “Omitted Transplantation Information”). In October 2017, as described in our Form 8-K filed October 21, 2017 following the discovery of the Omitted Transplantation Information, we entered into a settlement agreements with Duplitrans and GandTex pursuant to which we reversed the Asset Acquisition and the GandTex Restructuring Agreements in their entirety, and GandTex and Duplitrans agreed to the full return of the 10,000,000 shares of our Series B Preferred Stock, the cancellation of the Royalty Agreement with Duplitrans/GandTex, and a full release by GandTex and Duplitrans from any and all claims that they may have believed they had against us (the “Release”). In consideration for the termination of the Asset Purchase Agreement and the GandTex Restructuring Agreements, the Release and the return of our Series B Preferred Stock, we issued 2,000,000 shares of our common Stock to Duplitrans and to Duplitrans legal counsel.

In conjunction with Mr. Gandy’s final disclosure of the Omitted Transplantation Information and the Settlement Agreement, the Company agreed to assign all of the GandTex patents back to Gandex and the Exclusive License to Duplitrans. The transfer of the of the Exclusive License Agreement to Duplitrans together with the Memorandum of Understanding (the “MOU”)with NuGenesis, an entity in formation organized by certain of the Duplitrans shareholders(“NuGenesis”), should enable us to continue to pursue the organ transplantation activities already underway at our facilities in Florida. We must enter into an agreement with Duplitrans in the future to create a shared interest in the application of the Exclusive License for the joint development of NuGenesis' business model.

In October 2017, following the suspension of the Animal Studies, we began investigating a secondary application of the NuLife Process – known as “Wound Care” applications. To date, the proposed Wound Care activities (the “Wound Care Technique”) is still in the investigation stage, without significant expenditures by the Company due to our efforts to maintain adequate funding for our corporate operations. The Company has not had any direct participation in any of the Wound Care procedures which were conducted in Ecuador by James Gandy and others associated with GandTex or Duplitrans, with the view of pursuing a joint venture with certain parties affiliated with Duplitrans to exploit the NuLife Process as to the Wound Care Technique in the biomedical space. In late September and early October of 2017, we conducted a preliminary investigation of the Wound Care Process which had been conducted by third parties in Ecuador in February and March of 2017. As of the date of this report we are waiting for NuGenesis to complete the transfer of the patent rights to the NuLife Process from Duplitrans to NuGenesis, and for NuGenesis to complete the funding necessary to proceed forward with the assumption of certain of our obligations related to our Florida facilities and working relationships with the physicians performing the surgeries and Dr. Youxue Wang. The commercial relationship between the NuGenesis and Duplitrans have not been established in an adequate joint venture agreement, but only through the MOU during this exploratory stage of the business.

NuLife Process and Developing the Patented NuLife Process for Kidney Transplantation

The procedure itself, in its simplified format, follows six (6) steps: First the organ is removed, or the donor organ is examined. Then the Organ is put through a decellularization processes to isolate the extracellular matrix (ECM) of a tissue from its inhabiting cells, leaving an ECM scaffold of the original tissue. Specific cells are then harvested from bone marrow of the intended recipient. Following the bone marrow harvest the Particular hematopoietic cells are used in the process as well as a novel procedure involving temperature and pressure factors. As a result of the vacuum process, specific cells are released from platelets without complete platelet degranulation. The negative pressure created by the vacuum pulls the growth factors out of the platelets and into the plasma. Once processed, the cells are reintroduced into the recipient influencing further growth of an already implanted and recellularized organ which is an exact tissue match with a high probability of not being rejected without anti-rejection drugs.

Beginning over 3 years ago Pilot Studies were conducted: initially the 1st surgery was conducted in Ecuador, with 3 additional animal surgeries, one in the United States. Each study involved 2-3 animals per surgery, and all but one – unknown to the study group and the surgeons involved - had a virus prior to the transplant surgery, and did not pass the post-operative examination. As mentioned above, our initial US efforts to launch the Animal Trials utilizing the NuLife Process met with severe obstacles, the most important of which were the delays associated with negotiating agreements with and developing a protocol which were acceptable to the universities where we intended to resume the Animal Trials, and once we finally began our Animal Trials, we suffered another setback as a result of the severe weather - which shut-down our transplantation early and put us in a “suspension”, or holding pattern. Notwithstanding the severe weather problems and other factors causing the delays in starting the Animal Trials, we elected to suspend the transplantation activities.

The NuLife Wound Care Technique.

NuLife Biomed was actively assessing the Wound Care opportunity in Ecuador and Latin America. World-wide between 2% and 6% of the population suffer from wounds. Of those, approximately 15% experience wounds that are resistant to standard treatment. The largest segment are wounds associated with diabetic foot ulcers. The result of these wounds is significant impact on quality of life, risk of developing life-threatening complications, and increased costs of treatment.

The lyophilized Cytokine Concentrated Plasma (lyoCCP) product, which is the lyophilized output of the NuLife Process, is being studied for its potential use in accelerating the healing of these otherwise treatment-resistant wounds. During March and April of 2017, a small observational study was conducted in a clinic in Ecuador to assess the benefits of using the lyoCCP product in this setting. The results were promising, with all 8 subjects experiencing total or near-total closure to wounds that had been resistant to healing for months.

The Website: Online Platform

To date the Website segment of our business has not generated any revenue, however we have not abandoned the development of the Website, with certain modifications. Modifications are needed to ‘update’ the site to make it a competitive product related to the new entrants into the space since 2015. Companies like Yelp, TaskRabbit, and HomeAdvisor have extensive sales operations and marketing expenditure aimed at the reservation and culmination of market share. Growth in the area of consumer to direct home improvement services has led to the growth of an organic market of licensed and unlicensed contractors working to service extended demand resulting from the increase in market activity surrounding home improvement and commercial services (e.g. drywall, painting, fixture replacement, window washing, landscaping, car detailing etc.) Additional efforts are needed to safeguard against cyber-attack.

Competitive Conditions

NuLife Process

NuLife Organ Transplant Competitive Conditions

The current market in kidney transplant is primarily focused on optimally managing individuals who are awaiting transplants and, post-transplant, attempting to limit the threat of rejection. A number of companies and institutions are researching different methods to improve the current kidney transplant process including but not limited to: better methods to match donors and recipients, improve dialysis machines, grow replacement organs, use of stem cells, methods to treat the underlying kidney disease, and development of better anti-rejection medicines. The impact of any of these areas could potentially impact the importance of adoption of the NuLife Process.Further, as a result of our late start in the resumption of the Animal Trials together with the necessary restructuring of the Asset Acquisition and our currently limited financial resources, we could fall behind in the development of this transplantation process to the point that any number of companies could beat us to commercialization.

Online Platform and Community Competitive Conditions

There are many online and offline technologies similar to our Website’s current features, such as Craig's List, Angies List, Task Rabbit, HomeAdvisor, Kudzu, eBay Auctions, Penny Saver, and others; however, we do not believe there are any online websites that focus only on the service industry as an eCommerce / classifieds / auction marketplace. It appears that the Website may not be competitive in the “service” sector of the Internet space without certain modifications, but could have other applications which we may consider pursuing depending upon the results of the current Animal Trials, the investigation of the Wound Care Process and the results of our investigation of the opportunities in the oncology data management space. And, additional efforts are needed to safeguard the website against cyber-attack which was presented itself as an ongoing problem in initial launch and following prior phases of reprograming. .At the present time development of the Website is suspended. As funds are available, we may resume the modifications necessary to resolve the Websites security issues and resume the development of the Website.

Market Demand - Demographics

Demographics - We believe the historical trend that sees the older population growing at a faster pace than the total population will continue well into the 21st Century. However, at the same time there are more and more competitors entering both segments of our current active and proposed business activities.

Intellectual Property

As previously noted, on January 19, 2017, the Company acquired certain proprietary patents and a related license in respect of a series of procedures and medical techniques focused on advancing human organ transplant technology which would eliminate the need for an organ or tissue match, and the necessity for anti-rejection drugs. Other than the aforementioned Website and the had no other patents or trademarks at September 30, 2017

Government Regulation and Industry Standards

NuLife Process- Organ Transplantation

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

Once regulatory approval has been granted, the approved Nulife Process is subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we receive for our NuLife Process may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies or surveillance to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our NuLife Process, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to labeling, adverse event reporting, procedures, advertising, promotion, recordkeeping and submission of safety and other post-market information. Facilities utilizing the Nulife Process would be required to comply with GMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions, if any, to the FDA and to comply with requirements concerning advertising and promotion for our product

In addition to the above, and from time to time, regulatory requirements and policies change and additional government regulations are enacted. We, or our future collaboration partners, will be required to comply with such adjustments.

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

Furthermore, sovereign nation legislation regulating online content could limit the growth and use of the Internet generally, and decrease the overwhelming acceptance of the Internet as an advertising and e-commerce medium.

Websites typically place identifying data, or cookies, on a user's hard drive without the user's knowledge or consent. Subject to the ultimate final re-design of our Website, provided we elect to move forward with the re-design of the Website, we may use cookies for a variety of different reasons, including the collection of data derived from the user's Internet activity. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. Most currently available web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drive.

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

Intellectual Property

Pursuant to the closing of that certain Asset Purchase completed in January,2017we acquired certain proprietary patents and a related license in respect of the development of a series of procedures and medical techniques focused on advancing human organ transplant technology which would eliminate the need for an organ or tissue match, and the necessity for anti-rejection drugs, and identified it as the “NuLife Process”. The pursuit of the development of the organ transplant technologies acquired by way of the GandTex Asset Acquisition became our primary business activity during the fiscal year ended September 30, 2017. However, due principally to delays resulting from (a) the protracted negotiations with the Third-Party Contractors, particularly the South Broward Hospital District d/b/a Memorial Healthcare System (“Memorial”), the leases of facilities at NOVA Southeastern University (“NOVA”), and approval of our operational protocol, we did not begin the Animal Trials until August 2017, and (b) being forced to suspend such transplanting operations due to the hurricane damage to our transplantation facilities resulting from the hurricanes which moved through southern Florida during the Fall of 2017 effectively shutting down non-emergency business operations at FIU, with included certain medical facility operations such as ours. Asa result of the suspension of our Animal Trials, we began a more in-depth investigation of the Wound Care Technique.

The Website Intellectual Property, which served as an online marketplace and community platform that was suspended due to the security problems that plagued the Website, but which represented our original business commenced in fiscal 2014, is still owned by us but is currently in a suspended development status due primarily to our recent allocation of financial resources to the NuLife Process. As funds are available, we may resume the modifications necessary to resolve the Website security issues and resume the development of the Website.

Employees

As of September 30, 2017, we had four employees; Mr. John Hollister, serving as the Company’s CEO and President of the Company’s wholly-owned subsidiary, NuLife BioMed Inc. (“NuLife BioMed”), Dr. Youxue Wang served as the Director of Research and who was the author of the NuLife BioMed protocol for the organ transplantation, Mr. Fred Luke who serves as our President, and Mr. Sean Clarke who serves as our Chief Financial Officer, Secretary and is our sole Director. Only Mr. Hollister, Mr. Luke and Dr. Wang worked for the Company on a full-time basis as at September 30, 2017. Mr. Clarke is serving on a contractual basis as he had other clients who demanded a portion of his time. Mr. Hollister subsequently resigned as CEO in December 2017. Refer to NOTE 14 - SUBSEQUENT EVENTS in our Financial Statements.

We have used and will continue to use the services of various contract personnel from time-to-time in various positions within the Company and its subsidiaries. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the healthcare. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

ITEM 1A. RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Risks Related to the Business

NuLife has virtually no financial resources. Our independent registered auditors' report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

NuLife is an early stage company and has virtually no financial resources. We had a cash balance of $44,123 as of September 30, 2017. We have working capital deficit of $862,416 and an accumulated deficit of $6,567,842 at September 30, 2017. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended September 30, 2017 that states that Company's losses from operations raise substantial doubt about its ability to continue as a going concern. We are seeking additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

The Company (i) remains engaged in the development of an initial design and framework of its Website through Mr. Clarke's efforts, as well as through the efforts of a software development firm which the Company had been working with on an as "needed basis". We have historically spent approximately $50,000 per month in operational expenses and $15,000 in the transplantation activities conducted by NuLife BioMed, and this spending will decrease due to the joint venture arrangement with Duplitrans, but will need to substantially increase in response to the expanded business plan into the Would Care biomedical segment. We have not generated any revenues from our Website or our biomedical activities, and our expenses will be accrued and deferred until sufficient financing is obtained. No assurances can be given that we will be able to receive funds to continue our operations beyond a month-to-month basis.

NuLife is and will continue to be completely dependent on the services of our Chief Executive Officer, our President and Chief Financial Officer, the loss of whose services may cause our business operations to cease, and we will need to engage and retain additional qualified employees and consultants to further implement our strategy.

NuLife's operations and business strategy are substantially dependent upon the knowledge and business connections of Messrs. Hollister, Luke and Clarke, who, except for Mr. Hollister, are under no contractual obligation to remain employed by us. If one or more should choose to leave us for any reason or becomes ill and is unable to work for an extended period of time before we have hired appropriate replacement personnel, our operations could fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus.

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

Clinical testing is expensive and can take several years to complete, and its outcome is inherently uncertain. It is impossible to predict when our NuLife Process will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the commercialization of the NuLife Process, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our NuLife Process in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their NuLife Process performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or subsequently to commercialize our NuLife Process, including:

•	FDA may not authorize the use of the NuLife Process for clinical testing;
•	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	clinical trials of our NuLife Process may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our NuLife Process may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	we may have to suspend or terminate clinical trials of our NuLife Process for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•	regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•	the cost of clinical trials of our NuLife Process may be greater than we anticipate; and
•	our NuLife Process may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of our NuLife Process beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our NuLife Process other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We will rely heavily on our third-party partners and vendors for our research and development programs. The terms of these relationships are under discussion. We expect to come to jointly agreeable terms in a timeframe that will enable us to meet our goals. While we foresee the need to add some key staffing, we anticipate utilizing third parties for much of this critical work.

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

We expect to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct our preclinical and clinical studies on our NuLife Process in compliance with applicable regulatory requirements. These third parties will not be our employees and, except for restrictions imposed by our contracts with such third parties, we will have limited ability to control the amount or timing of resources that they devote to our programs. Although we expect to rely on these third parties to conduct our preclinical studies and clinical trials, we will remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and the applicable legal, regulatory, and scientific standards, and our reliance on these third parties will not relieve us of our regulatory responsibilities. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as current good clinical practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. If we or any of our Third-Party Contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, we are required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds and meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. Our clinical trials must also generally be conducted under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We were formed in October 2013. All of our efforts to date have related to developing our business plan and beginning business activities. Through September 30, 2017, we had no operating revenues. We face a high risk of business failure. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which we will operate. There can be no assurance that future revenues from sales of our products and services will occur or be significant enough or that we will be able to sell our proposed products and proposed services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company's products and services and the successful implementation of its planned growth strategy.

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

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our Chief Executive Officer, President, Chief Financial Officer and sole director.

We have only one director, who also serves as our Chief Financial Officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors that would include some independent members and at least one financial expert, if ever, there will be limited oversight of decisions and activities of our Chief Executive Officer, President and Chief Financial Officer and sole director, as well as little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

Our articles of incorporation, as amended, provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Article X of our Amended and Restated Articles of Incorporation provides for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

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

Since our director is not an independent director or a financial expert, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office address is 2618 San Miguel, Suite 203, Newport Beach, California 92660. The space is provided to us by Mr. Luke, the Company’s President. Mr. Luke currently incurs no incremental costs as a result of our using the space; therefore, he does not charge us for its use. There is no written lease agreement. We intend to move into new office space in the in the first quarter of 2018. We currently rent laboratory space for our subsidiary, NuLife BioMed from NOVA Southeastern University in Florida. The company has conducted its surgical procedures, as needed, at Florida International University.

ITEM 3. LEGAL PROCEEDINGS

The Company currently has no litigation pending, threatened or contemplated, or unsatisfied judgments.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is currently quoted on the OTCQB Market under the symbol "NULF".

The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

Fiscal Year Ended September 30, 2017

	High	Low
Fourth quarter	$0.14	$.11
Third quarter	$0.25	$0.15
Second quarter	$0.65	$0.09
First quarter	$0.14	$0.14

Fiscal Year Ended September 30, 2016

	High	Low
Fourth quarter	$1.62	$0.30
Third quarter	$2.25	$0.33
Second quarter	$0.33	$0.33
First quarter	$0.75	$0.33

The closing price of our common stock as reported on the OTC Markets on September 30, 2017, was $.11.

Description of Securities

The Company is authorized by its Articles of Incorporation to issue an aggregate of 500,000,000 shares of capital stock, of which 475,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 25,000,000 are shares of preferred stock, par value $0.001 per share (the "Preferred Stock").

Common Stock

As of September 30, 2017, there were 37,797,238 shares of Common Stock issued and outstanding.

Preferred Stock

Our Articles of Incorporation authorizes the issuance of 25,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. As of September 30, 2017, the Company had two classes of Preferred stock authorized, Series A and B Preferred Stock, 2,000,000 and 10,000,000 shares respectively. As of September 30, 2017 we had 117,500 shares of Series A Preferred Stock issued and outstanding, and all 10,000,000 shares of Series B Preferred Stock issued and outstanding. However, the 10,000,000 shares of Series B Preferred Stock were cancelled during the second quarter of our 2017-18 fiscal year – see NOTE 14 - SUBSEQUENT EVENTS in our Financial Statements included in this report. Our board of directors is empowered, without stockholder approval, to issue up to 25,000,000 shares of additional preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any additional shares of preferred stock, there can be no assurance that we will not do so in the future.

Holders

As of September 30, 2017, there were approximately 40 holders of record of our common stock, one of which was Cede & Co. who reportedly held approximately 275 accounts holding the Company’s Common Stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of its business.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Recent Sale of Unregistered Securities

On September 2, 2016, the Company entered into those certain Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes (collectively, the “Purchase Notes”) in the aggregate principal amount of $50,000. All of the Purchase Notes mature thirty-six months from the date of issuance (the “Maturity Date”), bear interest at the rate of 10% per annum, and contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies. Each of the Purchase Notes may be prepaid until the Maturity Date at 110% of the principal and interest amount outstanding. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. All of the Purchase Notes, with the exception of one were converted effective June 1, 2017. The remaining Purchase Notes, amounting to $80,000, were converted during the first fiscal quarter our 2017-2018 fiscal year end into an aggregate of 707,153 shares of our Common Stock.

Pursuant to the terms of the Asset Purchase Agreement with GandTex, on December 30, 2016 the Board approved the issuance of 10,000,000 shares of the Company’s Series B Convertible Preferred Stock to GandTex. The shares were released to GandTex concurrent with the closing on January 29, 2017, but were cancelled in January 2018 as part of a Settlement Agreement discussed herein. Refer to NOTE 14 – SUBSEQUENT EVENTS in our Financial Statements. Included in this report.

On January 20, 2017, the Company entered into a Debt Conversion Agreement (the “Conversion Agreement”) in respect of $13,750 of the accruing monthly fees due to MZHCI, LLC(“MZ”) by the Company pursuant to the Investor Relations Consulting Agreement between MZ and the Company dated April 1, 2015 (the “Released Debt”) together with a release by MZ in favor of the Company for any claims for reimbursement of any and all due diligence expenses, investigative costs or any other type of fees or costs incurred by MZ related to the recent purchase by the Company of the GandTex Assets. Pursuant to the terms of the Conversion Agreement, and in exchange for the release, the Company issued to MZ an aggregate of 55,000 shares of restricted Series A Convertible Preferred Stock.

On June 26, 2017 the Company entered into a Security Purchase Agreements (“SAP”) in connection with the issuance of a convertible promissory note (“Note”) in the aggregate principal amount of $78,000 with Power Up Lending Group LTD., a Virginia corporation (“Power Up”). The Note matured on June 30, 2018 (the “Maturity Date”), and bore interest at the rate of 12% per annum. After 180 days the Note could not be prepaid. Any amount of principal or interest on this Note which is not paid when due as to bear interest at the rate of twenty two percent (22%) per annum from the due date. The Note, together with all interest as accrued, was convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 10-day period ending on the latest complete Trading Day prior to the Conversion Date. The SPA and the Note contained representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies.

The Note could be accelerated by the holder in the event of default and the rate of interest on the Note will increase to 22% per annum, retroactive to the date of issuance. In addition, the amount due and payable under the Note (and, consequently, the number of shares of common stock convertible thereunto) may be increased to 150% of the principal amount of the Note, plus default interest as accrued thereon, in the event of default. The Note was a direct financial obligation of the Company and was considered a current liability of the Company for accounting purposes at September 30, 2017, but was retired in full on December 29, 2017.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended September 30, 2017 and 2016. The discussion and analysis that follows should be read together with the section entitled "Forward Looking Statements" and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Company Overview

As a result of the Company not receiving the working capital promised by certain third parties, development of the two business segments described below has been slow, and generated less than expected revenue since its inception on October 15, 2013. However, in mid-2016 we elected to modify our business plan to eliminate the cannabis activities as part of the plan in favor of re-focusing on our online marketing business and, in August 2017, changing our name and pursuing the various biomedical opportunities which had been presented to us, one of which, the patents and other rights owned by GandTex seemed very attractive and we elected to acquire the patents purportedly owned by GandTex and develop what is now termed the “NuLife Process” or NuLife Technique”. As part of this new direction into the medical and healthcare industry, subsequent to the date of this report, as a result of operating difficulties relating primarily to the hurricanes and related severe weather in southern Florida, the home of our Animal Trials, we suspended the organ transplantation activities in connection with the License and Patent rights acquired from GandTex.

While the organ transplantation activities were suspended we began investigating other applications of the NuLife Process, in particular the Wound Care Technique.

Online marketplace and community

The Company's initially-defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. However, .it appears that the Website will not be competitive in the “service” sector of the Internet space without certain modifications, , but could have other applications which we may consider pursuing depending upon the results of the current Animal Trials, our investigation of the Wound Care Process and the potential opportunities in the oncology data management space. Since the acquisition of the organ transplant technology, we narrowed the focus of our platform to the healthcare industry and have, for now, suspended the modification of the Website.

However, with the unwinding of the Asset Acquisition and the shift in our structure and direction in the healthcare industry, as funding becomes available we intend to either (a) modify our online marketplace and community to focus on healthcare professionals and those in need of individual at-home and post-operative care, together with Hospitals and physicians who need part time or additional personnel due for expansion, or (b) simply update the Website as www.anytimeJobs.com.

 Operations, Consulting and Advisory Services in the Organ Transplant segment of the Healthcare Industry

With the acquisition of the GandTex technology the Company intended to move into the healthcare industry. he GandTex Assets and related transplantation process was developed through 15 years of committed research. The result has been multiple breakthroughs in hematopoietic research and transplant techniques. The goal of the GandTex research was to address the issues of organ compatibility and the need for anti-rejection drugs in the donor. The patents invented by Mr. James Gandy, and in collaboration with others in some cases, focused upon the process of removing, and decellularizing organs so as to make the organ “neutral” for transplantation without the need for tissue match and the use of post-operative anti-rejection drugs, but did not cover the actual process of re-transplantation.

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

Kidney transplants was be the Company’s initial target market as most common transplants – about 18,000 in 2016 – are Kidney transplants; most Kidney transplants patients spend years on dialysis while waiting; many Kidney transplants never receive the actual transplant due to the failure in finding the proper tissue match; and , all current Kidney transplants t patients require anti-rejection drugs.

It was our intention, and hope, that the GandTex technology would enable us to change the face of organ transplantation as we know it today. This expectation, which has only been conducted in animal trials outside the United States to date, resulted in the recipient animals not having to have tissue match and eliminated the need for anti-rejection drugs post-surgery.

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

However, our path to FDA approval and commercialization of the NuLife Process required successful completion of a series of pre-clinical and clinical trials, as well as the demonstration of the reproducibility of the process. The steps included but were not limited to pre-clinical studies, defining the Chemistry, Manufacturing and Controls (CMC), documentation and necessary support about the process, and an escalating series of studies (Phase I, II and III) helping define the safety and efficacy of this process. These data was to be evaluated by the FDA and/or other similar health authority. If authorization for marketing was granted, the Company intended to work with the existing Organ Procurement Organization (OPO) and major transplant centers to form a network of regional facilities capable of executing the process. In addition, Phase IV studies are commonly required for ongoing evaluations of safety and efficacy. In parallel with the development, health economics analyses was intended to be conducted, in order to support the ultimate need for reimbursement in the markets it was made available.

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

Going Concern

Our auditor has issued a "going concern" qualification as part of its opinion in the Audit Report for the fiscal year ended September 30, 2017, and our financial statements as of and for the year then ended include a "going concern" footnote (See Footnote 3 – Going Concern) disclosing that our ability to continue as a going concern is contingent on us to be able to raise working capital to generate revenue by completing and launching our online marketplace and community portal and implementing the new business strategy of developing the NuLife Process.

Results of Operation

Years Ended September 30, 2017 and 2016

Revenue.

Revenue was $0 for the years ended September 30, 2017 and 2016.

Cost of Sales.

Cost of sales was $0 for the years ended September 30, 2017 and 2016.

General and Administrative Expenses.

General and administrative expenses and related party compensation were $4,220,623 and $471,262 for the years ended September 30, 2017 and 2016, respectively. Expenses for the year ended September 30, 2017 consisted primarily of $2,500,000 of non-cash IP R&D regarding the GandTex acquisition, $1,100,818 for professional fees and $602,883 for related party compensation. Expenses for the years ended September 30, 2016 consisted primarily for professional fees and related party compensation, which included $43,098 of non-cash stock-based compensation expense, $48,000 for accrued compensation expense under an officer's consulting agreement and $149,500 for investor relations expense, as well as $113,200 for accrued compensation expense for an officer and a consultant who are also directors.

Interest Expense.

Interest expense was $777,331 and $21,280 for the years ended September 30, 2017 and 2016, respectively, which related to interest accrued on borrowings, which were greater in the year ended September 30, 2017 as a result of newly issued debt. Included in interest expense for the year ended September 30, 2017, was also $728,484 of non-cash interest expense related to the amortization of the debt discount and beneficial conversion feature.

Interest Income.

Interest income was $667 and $-0- for the years ended September 30, 2017 and 2016, respectively, which related to interest due on notes receivable and interest earned in bank accounts, which were greater in the year ended September 30, 2017 as a result of the two notes receivable issued.

Loss on settlement.

During the year ended September 30, 2017, the Company issued common stock in settlement of certain vendor liabilities. When the underlying shares have a market value of more or less than the liability being settled the Company recognizes a gain or loss. During the year ended September 30, 2017, the Company recognized a net loss on settlement of $98,827 as the result.

Loss on debt extinguishment

During the year ended September 30, 2017, the Company reissued a convertible note with, changing the conversion price, and recorded a $211,967 loss as a result.

Loss on derivative.

The Company recorded a net loss on derivative in the amount of $86,016 in the year ended September 30, 2017 compared to a loss of $69,196 during the year ended September 30, 2016.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended September 30, 2017 and 2016:

	2017	2016
Operating Activities	$(917,463)	$(125,574)
Investing Activities	—	-
Financing Activities	960,500	124,500
Net Effect on Cash	$43,037	$(1,074)

Since acquiring the business plan and website, during our fiscal year ended September 30, 2016, most of our resources and work was devoted to the development of the Website segment of our business. However, this has been suspended for the time being due to certain modifications needed to eliminate the risk of cyber-attacks. When those procedures are completed, which we believe will occur over several months following the receipt of adequate financing, we may resume work on our Website as well further internal development of software for which we have developed our initial framework of and completed some coding. We believe that the work needed to initiate and complete the software development for our online marketplace and community portal, attract developers, and initiate our marketing plans, including the development of a saleable product suite, may be in excess of $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we will then commence the launch of our intended services and software products to the public. If we are able to use internal resources only (primarily consisting of the services of our president and chief financial officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds from third party sources, the development costs would have to be funded by (i) Mr. Brian Loiselle, to whom we issued three notes for funds totaling $74,500, or (ii) our president and chief financial officer to the extent that they are capable and willing to provide such funds. While we have previously engaged the services of an established software development firm which we used on an as "needed basis", their involvement is limited by our ability to raise financing. Our goal would be to have software products available, services available, multiple sales channels and a comprehensive corporate website up and running within one year after receipt of adequate financing, but there is no way of estimating what the likelihood of achieving that goal would be.

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

As of September 30, 2017, we owed $718,189 in accounts payable, accrued expenses and to related parties, a substantial portion of which are past due. The only formal agreements, written or oral, with any vendors or other providers for payment of services or expenses are with respect to (i) contracted investor relation services, (ii) contracted services of the Company's former chief operating officer and (iii) compensation to the Company's president and chief financial officer and a consultant, one of whom is a director. There are no other significant liabilities at September 30, 2017.

As of September 30, 2017, the Company had one note payable issued and outstanding with a total principle of $25,000 and accrued interest of $15,156. The note was due on June 30, 2015, and has an interest rate of 12%. The note remains unpaid and is in default as of September 30, 2017.

As of September 30, 2017, the Company had three notes payable issued and outstanding with a former related party with a total principle of $74,500 and accrued interest of $10,611. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The related party for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD”) of which Mr. Brian Loiselle is the Managing Member. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to the earlier of one week after the closing of the contemplated farm property acquisition or October 31, 2016. The acquisition of the various farm properties offered by Mr. Loiselle never occurred, and on August 26, 2016 Mr. Loiselle was notified that his relationship with the Company was terminated. Following that notice EWSD made a demand in October 2016 for repayment of the subject loans and subsequently declared the notes in default. The default interest demand of 18% by Mr. Loiselle is being disputed by the Company due to the lack of provision for default interest in the notes.

As of September 30, 2017, the Company had eight convertible notes payable issued and outstanding with a total principle of $355,500 and accrued interest of $8,864. The notes are due December 31, 2017 through August 23, 2020 and have interest rates of 5% to 12%. The notes remain unpaid as of September 30, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NULIFE SCIENCES, INC. AND SUBSIDIARIES

FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
NuLife Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of NuLife Sciences, Inc. and Subsidiaries ("Company") as of September 30, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuLife Sciences, Inc. and Subsidiaries as of September 30, 2017 and 2016, and the result of its operations and its cash flows for the years ended September 30, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TAAD, LLP

February 20, 2018

Diamond Bar, CA.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Consolidated Balance Sheets

	September 30, 2017	September 30, 2016

ASSETS

CURRENT ASSETS:
Cash	$44,123	$1,086
Prepaid expenses	5,000	—
Advances receivable	1,090	—
Note receivable	—	25,241
Total Current Assets	50,213	26,327

Security deposit	4,871	—

TOTAL ASSETS	$55,084	$26,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$633,689	$448,859
Due to related parties	84,500	65,000
Accrued interest	36,508	22,885
Notes payable	99,500	99,500
Convertible note, current portion, net	58,432	—
TOTAL CURRENT LIABILITIES	912,629	636,244

Convertible notes, net	23,027	8,545
Derivative liability	231,733	169,221
TOTAL LONG TERM LIABILITIES	254,760	177,766

TOTAL LIABILITIES	1,167,389	814,010

STOCKHOLDERS’ DEFICIT:
Preferred stock Series A, $0.001 par value; 15,000,000 shares authorized; 117,500 and 0 issued or outstanding, respectively	118	—
Preferred stock Series B, $0.001 par value; 10,000,000 shares authorized; 10,000,000 and 0 issued or outstanding, respectively	10,000	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 37,797,238 and 31,085,800 shares issued and outstanding, respectively	37,797	31,086
Additional paid in capital	5,445,385	392,739
Accumulated deficit	(6,605,605)	(1,211,508)
TOTAL STOCKHOLDERS’ DEFICIT	(1,112,305)	(787,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$55,084	$26,327

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Consolidated Statements of Operations

For the Years Ended September 30, 2017 and 2016

	2017	2016

Revenue	$—	$—
Cost of sales	—	—
Gross Profit	—	—
Operating expense:
General and administrative expenses	(3,617,740)	(256,164)
Related party compensation	(602,883)	(215,098)
Total operating expense	(4,220,623)	(471,262)
Loss from operations	(4,220,623)	(471,262)
Interest expense	(777,331)	(21,280)
Interest income	667	2,469
Loss on debt settlement	(98,827)	—
Loss on debt extinguishment	(211,967)	—
Loss on change in fair value of derivative and derivative expense	(86,016)	(69,196)
Loss before provision for income tax	(5,394,097)	(559,269)
Provision for income taxes

Net loss	$(5,394,097)	$(559,269)
Basic and diluted loss per share	$(0.17)	$(0.01)
Weighted average common shares outstanding – basic and diluted	32,347,556	30,740,595

Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a stock split.

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended September 30, 2016 and 2017

	Preferred Stock Series A	Preferred Stock Series A Amount	Preferred Stock Series B	Preferred Stock Series B Amount	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Common Stock to be Issued	Total
Balance - September 30, 2015	—	$—	—	$—	30,385,800	$30,386	$132,439	$(652,239)	$217,902	$(271,512)

Shares to be issued for services	—	—	—	—	700,000	700	260,300		(217,902)	43,098
Net loss	—	—	—	—	—	—	—	(559,269)		(559,269)
Balance - September 30, 2016	—	$—	—	$—	31,085,800	$31,086	$392,739	$(1,211,508)	$—	$(787,683)

Shares issued for services	55,000	55	10,000,000	10,000	—	—	2,503,695	—	—	2,513,750
Shares issued for accounts payable	55,000	55	—	—	300,000	300	175,395	—	—	175,750
Shares issued for related party payable	7,500	8	—	—	—	—	52,492	—	—	52,500
Shares issued for conversion of principal and interest	—	—	—	—	6,411,438	6,411	904,843	—	—	911,254
Value of options issued for services	—	—	—	—	—	—	308,909	—	—	308,909
Value of warrants issued for services	—	—	—	—	—	—	144,800	—	—	144,800
Beneficial conversion feature	—	—	—	—	—	—	750,545	—	—	750,545
Loss on debt extinguishment	—	—	—	—	—	—	211,967	—	—	211,967
Net loss	—	—	—	—	—	—	—	(5,394,097)	—	(5,394,097)
Balance - September 30, 2017	117,500	$118	10,000,000	$10,000	37,797,238	$37,797	$5,445,385	$(6,605,605)	$—	$(1,112,305)

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Consolidated Statement of Cash Flows

For the Years Ended September 30, 2017 and 2016

	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,394,097)	$(559,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	115,968	8,545
Amortization of debt discount due to beneficial conversion feature	612,516	—
Loss on change in fair value of derivative and derivative expense	86,016	69,196
Loss on settlement of liabilities with stock	98,827	—
Loss on debt extinguishment	211,967	—
Stock-based compensation expense	2,967,459	43,098
Initial debt discount valuation	(160,500)	—
Initial derivative liability valuation	147,500	—
Bad debt on note receivable	25,904	—
Change in operating assets and liabilities:
Prepaid expenses	(5,000)	3,165
Note receivable	(663)	(25,000)
Interest receivable	—	(241)
Advances receivable	(1,090)	—
Security deposit	(4,871)	—
Accounts payable and accrued expenses	261,753	156,015
Due to related party	72,000	166,200
Accrued interest payable	48,848	12,717

Net Cash Used in Operating Activities	(917,463)	(125,574)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	—	74,500
Proceeds from the issuance of convertible notes	960,500	50,000
Net Cash Provided by Financing Activities	960,500	124,500

CHANGE IN CASH	43,037	(1,074)
CASH AT BEGINNING OF PERIOD	1,086	2,160
CASH AT END OF PERIOD	$44,123	$1,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Note payable reissued as convertible debt	$—	$50,025
Derivative liability	$147,500	$194,620
Shares issued for convertible debt principal and interest	$740,250	$—
Derivative liability written off due to conversion of related debt	$171,004	$—
Shares issued for payment of accounts payable	$76,923	$—
Shares issued for payment of related party debt	$52,500	$—
Initial valuation of beneficial conversion feature	$750,545	$—

The accompanying notes are an integral part of these financial statements.

NULIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

During our fiscal year ended September 30, 2017, the Company formed three subsidiaries in the state of Nevada and one in the state of Wyoming: NuLife BioMed, Inc (“NuLife BioMed”), NuLife Technologies, Inc. (”NuLife Technologies”) and NuLife Medical Inc, (“NuLife Medical”), and NuLife Oncology LLC, a Wyoming Limited Liability Company (“NuLife Oncology”).

On January 29, 2017, the Company announced the completion of an Asset Purchase Agreement to acquire all of the assets (the “Asset Purchase”) of GandTex LLC, a Texas Limited Liability Company (“GandTex”). GandTex is a biomedical company focused on advancing human organ transplant technology and medical research. The assets being transferred pursuant to the Asset Purchase consisted of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials (“Animal Trials”) conducted by GandTex(collectively, the “GandTex Assets”). Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the Trials in the aggregate amount of $300,000. In exchange for the GandTex Assets, the Company issued to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock. GandTex is owned and controlled by a single individual Managing Member who beneficially owns 70% of GandTex. The Asset Purchase was approved by a majority of the Company’s disinterested directors. The Asset Purchase was amended by an Addendum to the Asset Purchase Agreement effective July 11, 2017, and subsequently restructured so as to perfect ownership of the GandTex Assets by way of the GandTex Restructuring Agreements effective July 27, 2017 between GandTex and Duplitrans Inc. (“Duplitrans”), and as to certain of the agreements, the Company. The Company later terminated the Asset Purchase and the GandTex Restructuring Agreements in an unwinding of the Asset Purchase involving the full return of the 10,000,000 shares of the Company’s Series B Convertible Preferred Stock in exchange for a full release of any and all claims that Duplitrans or GandTex may have had against the Company, and the transfer of all of the GandTex Assets to Duplitrans, and we entered into a Memorandum of Understanding with NuGenesis, a new entity being formed by certain shareholders of Duplitrans, with the intent to continue the development of the NuLife Process in concert with NuGenesis. Refer to NOTE 14 – SUBSEQUENT EVENTS.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting. The Company elected a September 30 fiscal year-end. These financial statements present the consolidated financial statements of NuLife Sciences, Inc. and its two wholly owned subsidiaries, NuLife Biomed, NuLife Technologies, an NuLife Medical, along with NuLife Oncology, of which NuLife Technologies is the Managing Member.

NuLife Technologies, Inc., NuLife Medical and NuLife Oncology were all inactive at September and remain inactive as of the date of this report.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company does not have any cash equivalent as of September 30, 2017 and 2016.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company adopted a Non-Qualified Incentive Stock Compensation Plan pursuant to which the Company is reserving seven million (7,000,000) shares of Common Stock for issuance for services and the exercise of stock options. As of September 30, 2017 the Company has issued three Stock Options. one for One Million Five Hundred Thousand (1,500,000) shares to its President, Fred G. Luke, one for One Million Five Hundred Thousand (1,500,000) shares to its former CEO, John Hollister, and one for One Hundred Twenty Thousand (120,000) shares to its Director of Research, Youxue Wang, MD. Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. We determine the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete). We determine the fair value of preferred stock grants based on the price of the preferred stock as potentially converted into common stock and based on the underlying common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete).

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

Management makes estimates that affect certain accounts including, deferred income tax, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the year in which such adjustments are determined.

Loss per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic earnings loss per share due to the lack of dilutive items in the Company.

Fair Value Measurements and Disclosures

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Convertible notes (net of discount) – September 30, 2017	$—	$—	$81,459
Convertible notes (net of discount) – September 30, 2016	$—	$—	$8,545
Derivative liability – September 30, 2017	$—	$—	$231,733
Derivative liability – September 30, 2016	$—	$—	$169,221

The following table provides a summary of the changes in fair value of the Company’s Convertible Promissory Notes, which are both Level 3 liabilities as of September 30, 2017:

Balance at September 30, 2016	$8,545
Issuance of notes	960,500
Debt discount on convertible notes	(160,500)
Accretion of debt discount	115,968
Debt discount on convertible notes due to beneficial conversion feature	(750,545)
Accretion of debt discount due to beneficial conversion feature	612,516
Conversion of principal into shares of common stock	(705,025)
Balance September 30, 2017	$81,459

The Company determined the value of its convertible notes using a market interest rate and the value of the derivative liability issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of September 30, 2017 and 2016.

The Company determined the value of warrants issued to a consultant using the Black-Scholes Model. There is no active market for the warrants and the value was based on the warrant terms in addition to other facts and circumstances at the end of September 30, 2017 and 2016.

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

Business Combinations

The Company uses its best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

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

Research and Development

Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service (hereinafter “product”) or a new process or technique (hereinafter “process”) or in bringing about a significant improvement to an existing product or process. Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other on-going operations even though those alterations may represent improvements and it does not include market research or market testing activities. Per ASC 730, the Company expenses research and development cost as incurred.

Reclassification

In order to present comparable financial sheets, accrued expenses and due to related parties related to officers no longer associated with the Company were reclassified as of September 30, 2016. This reclassification did not affect the amount of liabilities in total.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements — Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company has adopted this new standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves accounting for the lessor largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this new standard.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU 2017-01), which revises the definition of a business and provides new guidance in evaluating when a set of transferred assets and activities is a business. This guidance will be effective for the Company in the first fiscal quarter of 2018 on a prospective basis, and early adoption is permitted. The Company does not expect the standard to have a material impact on our consolidated financial statements.

In July 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2017-11 (“ASU 2017-11”) which changes the accounting for equity instruments that include a down round feature.  For public entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  Early adoption is permitted.  The Company does not anticipate the adoption of this amendment will have an impact on the consolidated financial statements and related disclosures as the Company does not have any related equity instruments.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended September 30, 2017, the Company had a net loss of $5,394,097. As of September 30, 2017, the Company had a working capital deficit of $862,416 and an accumulated deficit of $6,605,605. The Company does not have a source of revenue and does not anticipate having one in the near future. Without additional capital, the Company will not be able to remain in business within the next twelve months.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations. Substantial doubt has not been alleviated from management’s plan at this time.

NOTE 4 - NOTES RECEIVABLE

On January 15, 2016, the Company entered into a secured promissory note in the amount of $46,400 to advance funds to the sellers of certain farm property in Colorado the Company was seeking to purchase. On September 30, 2016, the Company determined this note to no longer be collectible. As such, the balance of the note and accrued interest in the amount of $46,400 and $2,228, respectively, was written off and included in operating expense for the year ended September 30, 2016.

On August 17, 2016, the Company entered into a secured promissory note in the amount of $25,000 issued to James Gandy to provide funds to Mr. Gandy to assist in the collection of records in the US and in Ecuador related to the GandTex Assets, as referenced in Note 1. On January 29, 2017, the note’s collectability was deemed doubtful. The principal amount of the note at the time was $25,000 with accrued interest in the amount of $904, was written off and included in operating expense for the year ended September 30, 2017.

NOTE 5 - IN PROCESS RESEARCH AND DEVELOPMENT

On January 29, 2017, the Company announced the completion of an Asset Purchase Agreement to acquire the assets (the “Asset Purchase”) of GandTex, LLC, a Texas limited liability company (“GandTex”). GandTex was the owner of certain patents and licensed rights related to biomedical company focused on advancing human organ transplant technology and medical research. The assets consisted of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials (the “Animal Trials”) conducted by a third-party operating using the GandTex Assets. Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the Trials in the aggregate amount of $300,000. In exchange for the Assets, the Company issued to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock. GandTex is owned and controlled by a single individual Managing Member who beneficially owns 70% of GandTex. The Asset Purchase was approved by a majority of the Company’s disinterested directors. The fair value of the preferred stock amounted $2,500,000 is being treated as an expense instead of investment because it is deemed as research and development in accordance with ASC 730.

The Asset Purchase was restructured in July 2017, then terminated by the Company, with the assignment of the GandTex patents being assigned to GandTex, the License being transferred to Duplitrans, and the Company entering into a Memorandum of Understanding with NuGenesis, a new entity in formation by certain shareholders of Duplitrans - Refer to NOTE 14 – SUBSEQUENT EVENTS.

NOTE 6 - CONSULTING AGREEMENTS

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company will pay the consultant a monthly fee of $8,500 on the first day of each month with the payment deferred until the Company closes financing in the amount of $3 million or greater. Additionally, the Company was required to issue the consultant 200,000 shares of common stock on October 1, 2015. During the years ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense in the amount of $-0- and $30,500 associated with the vesting of the common stock, respectively.

On February 28, 2017, but effective January 5, 2017, the Company entered into an Advisory Agreement with Global Business Strategies Inc. (“Global “), a company controlled Mr. Luke (the “Global Agreement”). Pursuant to the Global Agreement the Company retained Global to provide management advice, corporate development strategies, to assist in the general and administrative functions, and to make Mr. Luke available to serve as a Director or a member of the Company’s management (the “Services” as defined in the Global Agreement).  In consideration for the Services the Company agreed to pay Global $8,500 per month, which included any and all fees for Mr. Luke continuing to serve as the Company’s President and fees to others working for Global, and allowed for reimbursement of expenses up to $500 per month without prior written approval. The Company also agreed to pay Global an additional $1,500 per month if Mr. Luke was appointed to serve as a Director also incorporated you of the Company, and agreed to issue to Global 55,000 shares of its Series A Convertible Preferred Stock. Mr. Luke has not been appointed a Director of the Company as of the date of this report.

On June 10, 2017, the Company entered into a Master Service Agreement with an investment consultant to provide services to the Company for a period of six months. The agreement calls for a budget of $215,000 with an initial payment of $150,000. Additionally, the agreement called for the issuance of 250,000 cashless warrants exercisable for three years at a price of 110% of the closing price on June 10, 2017.

NOTE 7 - NOTES PAYABLE

As of September 30, 2017, the Company had one note payable issued and outstanding to a third-party lender with a total principle of $25,000 and accrued interest of $1,156. The note was due on June 30, 2015, has an interest rate of 12%. This note is in default and remains unpaid at September 30, 2017.

As of September 30, 2017, the Company had three notes payable issued and outstanding with a former director with a total principle of $74,500 and accrued interest of $10,611. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The former director for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD”) of which Mr. Brian Loiselle, the EWSD Managing Member, was also a former director of the Company. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to one week after the closing of a certain contemplated farm property acquisition or October 31, 2016. The three notes have been reclassified to non-related party debt as of September 30, 2017.

NOTE 8 - CONVERTIBLE NOTES

Convertible notes consist of the following:

	September 30, 2017	September 30, 2016

Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due December 2017.	$—	$50,025
Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due August 2019.	—	50,000
Convertible notes payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due December 2019.	80,000	—
Convertible note payable, annual interest rate of 12%, convertible into common stock at a variable rate per share and due June 2018	78,000	—
Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due November 2017	65,000	—
Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due August 2020	50,000	—
Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and due September 2018	82,500	—
Unamortized debt discount	(136,012)	(91,480)
Unamortized debt discount due to beneficial conversion feature	(138,029)	(-)
	81,459	8,545
Less current portion	58,432	-0-
Convertible debt, net of current portion and debt discount	$23,027	$8,545

On September 2, 2016, the Company amended and restated that certain outstanding promissory note of the Company, dated July 3, 2015, in the principal amount of $50,025. The replacement convertible promissory note matures on December 31, 2017 and bears interest at the rate of 8% per annum, and the principal and interest due thereunder may be prepaid at any time. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. During July 2017, the note and accrued interest was converted into 524,745 shares of the Company’s common stock. As of September 30, 2017, the note balance and accrued interest is $-0- and $-0-, respectively. The fair value of the debt extinguishment related to this transaction was valued at $211,967 and included in the statement of operations for the year ended September 30, 2017.

On August 1, 2016, the Company entered into those four (4) Note Purchase Agreements (collectively, the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes, dated August 1, 2016 (collectively, the “Purchase Notes”) in the aggregate principal amount of $50,000. All of the Purchase Notes are due in 36 months. The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, is convertible into shares of the Company’s common stock at 50% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. Due to the beneficial conversion feature of these notes, the Company recorded $50,000 of debt discount as a contra liability and amortized $50,000 of the discount during the year ended September 30, 2017. During July 2017, the notes and accrued interest were converted into 166,627 shares of the Company’s common stock. As of September 30, 2017, the Purchase Notes balance and accrued interest is $-0- and $-0-, respectively.

During the year ended September 30, 2017, the Company entered into certain Note Purchase Agreements (collectively the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes, in the aggregate principal amount of $685,000. The Purchase Notes are due in 36 months. The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. Due to the beneficial conversion feature of these notes, the Company recorded $635,545 of debt discount as a contra liability and amortized $576,838 of the discount during the year ended September 30, 2017. During July 2017, certain note holders converted their respective principal and accrued interest into 5,720,066 shares of the Company’s common stock. As of September 30, 2017, the note balances and accrued interest are $80,000 and $5,110, respectively.

On June 26, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Power Up Note”) in the aggregate principal amount of $78,000. The Power Up Note matures on June 30, 2018 (the “Maturity Date”), and bears interest at the rate of 12% per annum. After 180 days, the Note may not be prepaid. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date. This note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 10-day period ending on the latest complete Trading Day prior to the Conversion Date. Due to the beneficial conversion feature of this note, the Company recorded $78,000 of debt discount as a contra liability and amortized $20,293 of the discount during the year ended September 30, 2017. As of September 30, 2017, The Power Up Note was paid in full in December 2017.

On August 14, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Kingdom Note”) in the aggregate principal amount of $65,000. The Note matures on November 14, 2017 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $65,000 of debt discount as a contra liability and amortized $33,944 of the discount during the year ended September 30, 2017. As of September 30, 2017, the note balance and accrued interest is $65,000 and $671, respectively. This note remains unpaid at September 30, 2017

On August 23, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Hayden Note”) in the aggregate principal amount of $50,000. The Note matures on August 23, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $50,000 of debt discount as a contra liability and amortized $1,734 of the discount during the year ended September 30, 2017. As of September 30, 2017, the note balance and accrued interest is $50,000 and $417, respectively. This note remains unpaid at September 30, 2017

On September 12, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “First Fire Note”) in the aggregate principal amount of $82,500. The Note matures on September 12, 2018 (the “Maturity Date”), and bears interest at the rate of 5% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 21-day period ending on the latest complete Trading Day prior to the Conversion Date. As of September 30, 2017, the note balance and accrued interest is $82,500 and $203. This note remains unpaid at September 30, 2017.

NOTE 9 - DERIVATIVE LIABILITY

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

During September 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $82,500. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 65% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Note accrues interest at a rate of 5% per annum and matures on September 12, 2018.

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

The initial fair value of the embedded debt derivative of $433,405 was allocated as a debt discount in the amount of $247,525 and excess $185,880 was charged to interest expenses, loss on derivative. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	September 12, 2017	June 26, 2017	March 31, 2017	September 30, 2016
(1) dividend yield of	0%;	0%;	0%;	0%;
(2) expected volatility of	265%;	250%,	311%,	243% - 413%,
(3) risk-free interest rate of	1.27%;	1.20% - 1.24%,	1.47%,	0.50% - 0.88%,
(4) expected life of	1 year	1 year	1-3 years	1-3 years
(5) fair value of the Company’s common stock of	$0.54 per share.	$0.67 per share.	$0.60 per share.	$0.11 per share.

During the years ended September 30, 2017 and 2016, the Company recorded the loss in fair value of derivative and derivative expense in the amount of $86,016 and $69,196, respectively.

For the years ended September 30, 2017, $124,513 and $-0-, were expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at September 30, 2016	$169,221
Initial measurement at issuance date of the notes	147,500
Derivative expense	-
Change in fair value of derivative at period end	86,016
Conversion of related principal	(171,004)
Balance September 30, 2017	$231,733

NOTE 10 - INCOME TAXES

As of September 30, 2017, the Company had net operating loss carry forwards of approximately $2,400,000 that may be available to reduce future years' taxable income through 2037. The Company is current on the filing of its Federal and State Income Tax Returns through the fiscal year ended September 30, 2015. The two Federal and State Income Tax Returns through the fiscal years ended September 30, 2016 and 2017 will be filed following the completion of the audit of the Company’s Financial Statements for the two years ended September 30, 2016 and 2017.

	As of September 30, 2017	As of September 30, 2016
Deferred tax assets:
Net operating tax carryforwards	$937,046	$365,113
Other	—	—
Gross deferred tax assets	937,046	365,113
Valuation allowance	(937,046)	(365,113)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Management periodically reviews the likelihood that that it will be able to recover its deferred tax assets. As the achievement of required future taxable income is uncertain based on an assessment of all available evidence, the Company recorded a valuation allowance equal to the full amount of its deferred tax assets as of September 30, 2017 and 2016.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 5.0% for 2017 and 2016 is as follows:

	2017	2016
Income tax benefit at federal statutory rate	(34.00)%	(34.00)%
State income tax benefit, net of effect on federal taxes	(5.00)%	(5.00)%
Valuation allowance	39.00%	39.00%
Effective rate	0.00%	0.00%

NOTE 11 - SHARE CAPITAL

The Company is authorized to issue 475,000,000 shares of common stock and 25,000,000 shares of preferred stock.

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company granted 200,000 shares of restricted common stock to the investor relations firm which fully vested on October 1, 2015. The final issuance resulted in 600,000 shares of restricted common stock due to the three-for-one forward stock split. On the date of the consulting agreement was entered into, April 1, 2015, the shares were valued at $1.00 per share which was the unadjusted share price prior to three-for-one forward stock split. The subject shares of common stock were issued on March 29, 2016. During the year ended September 30, 2015, the Company recorded share-based compensation expense in the amount of $200,000 associated with the vesting of the common stock granted. On March 31, 2016, the Company and the investor relations firm entered into Amendment #1 to the consulting agreement to suspend the monthly fee indefinitely until such time as the Company requests that the services resume.

On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company's common stock. Accordingly, shareholders owning shares of the Company's common stock will receive two additional shares of the Company for each share they own. The Company had 10,128,600 shares issued and outstanding prior to the forward stock split. At September 30, 2016 and September 30, 2015, the Company has 31,085,800 shares and 30,385,800 shares, respectively, of common stock issued and outstanding. The Company received notification from the Financial Industry Regulatory Authority (FINRA) on May 7, 2015, that it could proceed with the three-for-one forward stock split. Additional funds were reallocated from Additional Paid in Capital to the Common Stock account in an amount equal to the additional par value represented by the additional shares issued under the stock split. All share information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this transaction.

On August 7, 2015, the Company granted 100,000 shares of restricted common stock to its then acting chief operating officer. On the date of grant, the shares were valued at $.61 per share which was the unadjusted closing share price on that date for a fair value of $61,000. The shares vested over a six-month period; accordingly, during the six months ended March 31, 2016, the Company recorded stock-based compensation expense in the amount of $61,000 associated with vesting of the common stock granted. The subject shares of common stock were issued on March 29, 2016. During the year ended September 30, 2016, the Company recorded stock-based compensation expense in the amount of $43,098, associated with vesting of common stock granted.

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

Also, on October 31, 2016, the Company adopted a 2016 Non-Qualified Incentive Stock Compensation Plan (the “2016 Plan”), and reserved 7,000,000 shares for issuance from the Compensation Plan. As of the date of this report 1,500,00 shares have been issued from the Compensation Plan and have been reserves for issuance to Fred G. Luke, our President, pursuant to an Option Agreement with a strike price of $,14 per share, representing 110% of the average closing Bid price at the time of the grant. On July 21, 2017 the Company Board of Directors approved an amended Incentive Stock Compensation Plan (the “2017 Plan”).

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

Description of Preferred Stock:

Series A Preferred Stock

•	As authorized in the Company’s Amended and Restated Articles of Incorporation, the Company has 2,000,000 shares of Series A Preferred Stock authorized with the following characteristics:

-	Holders of the Series A Stock shall be entitled to receive dividends or other distributions with the holders of the Common Stock on an “as converted” basis when, as, and if declared by the Directors of the Corporation.

-	Holders of shares of Series A Preferred Stock, upon Board of Directors approval, may convert at any time following the issuance upon sixty-one (61) day written notice to the Corporation. Each share of Series A Preferred Stock shall be convertible into such number of fully paid and non-assessable shares of Common Stock as is determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities, including securities convertible into or exchangeable for Common Stock, whether or not then convertible or exchangeable (b) subscriptions, rights, options and warrants to purchase shares of Common Stock, whether or not then exercisable, but entitled to vote on matters submitted to the Shareholders (collectively, “Derivative Securities”), issued by the Corporation and outstanding as of the Date of Conversion, by .000001, then multiplying that number of shares of Series A Stock to be converted.

-	In case of any consolidation or merger of the Corporation, the Corporation shall mail to each holder of Series A Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Shares into shares of Common Stock pursuant to this paragraph and thereafter receive the number of shares of Common Stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 8.1(a) hereof; provided however that the Series A Stock shall not be subject to or affected as to the number of Conversion Shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

-	In the event of a liquidation, the holders of shares of the Series A Stock shall be entitled to receive, prior to the holders of the other series of Preferred Stock and prior and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any other shares of stock of the Corporation by reason of their ownership of such stock, an amount equal to Five Dollar ($5.00) per share with respect to each share of Series B Stock owned as of the date of Liquidation, plus all declared but unpaid dividends with respect to such shares, and thereafter they shall share in the net Liquidation proceeds on an “as converted basis” on the same basis as the holders of the Common Stock.

-	The holders of each share of Series A Stock shall have that number of votes as determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities issued by the Corporation and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that number of shares of Series A Stock to be converted.
48

-	the Corporation shall have the option to redeem all of the outstanding shares of Series A Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Corporation and the holders of shares of Series A Stock holding at least 51% of such A Stock, beginning ten (10) business days following notice by the Corporation, at a redemption price the higher of (a) Five Dollar ($5.00) per share, or (b) Fifty percent (50%) of the trailing average highest closing Bid price of the Corporation’s Common Stock as published at www.OTCMarkets.com or the Corporation’s primary listing exchange on the date of Notice of redemption, unless otherwise modified by mutual written consent between the Corporation and the Holders of the Series A Stock (the "Conversion Price"). Redemption payments shall only be made in cash within sixty (60) days of notice by the Corporation to redeem.

-	The shares of Series A Stock acquired by the Corporation by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series A Stock.

Series B Preferred Stock

In conjunction with the Asset Acquisition with GandTex, as authorized in the Company’s Amended and Restated Articles of Incorporation, the Company initially filed a Certificate of Designation creating a series A Preferred Stock consisting of 10,000,000 shares of Series B Preferred Stock with the following characteristics:

-	Holders of shares of Series B Preferred Stock, upon Board of Directors approval, may convert at any time following the issuance upon sixty-one (61) day written notice to the Corporation. Each share of Series B Preferred Stock shall be convertible into such number of fully paid and non-assessable shares of Common Stock as is determined by percentage of the net income which is achieved by SMFI and its subsidiaries (the “Actual Net Income “) versus the projections (detailed in Exhibit A to this Certificate of Designation of Series B Convertible Preferred) provided by GandTex (the “Projected Net Income”) at any time during the two (2) year term following the Closing of the Purchase Agreement. This calculation will be made by dividing the Actual Net Income achieved by the Corporation and its subsidiaries related to the development and commercialization of the GandTex Assets by the Projected Net Income (attached hereto as Exhibit A to this Certificate of Designation of the Series B Convertible Preferred Stock) on the Notice to Convert (as defined below), then dividing that product into 1 share of Series B Stock. The formula of this calculation is:

1 Share of Series B Stock	Number of Shares
= of Common Upon Conversion of

(Actual Net Income)	1 Share of Series B
(Projected Net Income)	Stock

-	Holders of the Series B Stock shall be entitled to receive dividends or other distributions with the holders of the Common Stock on an “as converted” basis when, as, and if declared by the Directors of the Corporation.

-	In case of any consolidation or merger of the Corporation, the Corporation shall mail to each holder of Series B Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series B Shares into shares of Common Stock pursuant to this Paragraph 3 and thereafter receive the number of shares of Common Stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series B Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 9.1(a) hereof.

-	In the event of a liquidation, the holders of shares of the Series B Stock shall be entitled to receive, second to the holders of Series A Preferred Stock, but prior to the holders of the other series of Preferred Stock and prior and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any other shares of stock of the Corporation by reason of their ownership of such stock, an amount equal to One Dollar ($1.00) per share with respect to each share of Series B Stock owned as of the date of Liquidation, plus all declared but unpaid dividends with respect to such shares, and thereafter they shall share in the net Liquidation proceeds on an “as converted basis” on the same basis with the holders of the Common Stock.

-	Shares of Series B Preferred Stock shall have no voting rights in respect of matters submitted for a vote of the holders of Common Stock;

-	the Corporation shall have the option to redeem all of the outstanding shares of Series B Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Corporation and the holders of shares of Series B Stock holding at least 51% of such A Stock, beginning ten (10) business days following notice by the Corporation, at a redemption price of One Dollar ($1.00) per share. Redemption payments shall only be made in cash within sixty (60) days of notice by the Corporation to redeem.

-	The shares of Series B Stock acquired by the Corporation by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series B Stock.

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

Utilizing this model, the Series A shares issued to MZHCI and GBSI were valued in the aggregate at $13,750 each, and the Series B shares issued to GandTex were initially valued at $2,500,000.

Further, as a result of the delayed onset of revenue and the regulatory approval timelines, the original estimates as to the timelines for the Animal Trials, making it impact able for the Company to proceed, or to achieve the projected benchmarks as to the completion date of the Animal Trials and obtaining approval from the requisite regulatory bodies as originally represented at Closing. As a result, the Company agreed to amend certain aspects of the GandTex Asset Acquisition Agreement, including the conversion formula of the Series B Convertible Preferred Stock issued to GandTex. The Amended and Restated Certificate of Designation for the Series B Stock was included as Exhibit in the Form 8-K filed by the Company in August, 2017 and the DEF 14C filed on December 7, 2016. The Amended and Restated Certificate of Designation creating a Series B Preferred Stock was to be amended to change the terms of conversion, and eliminate the requirement that GandTex, or any assignee of any of the Series B Stock, first obtain approval by the Company’s Board of Directors, with all other of the original terms remaining unchanged. The Amended and Restated Certificate of Designation for the Series B Stock was not filed as a result of the Settlement Agreement with GAndTex and Duplitrans. Refer to NOTE 14 - SUBSEQUENT EVENTS

.

Stock Options

On November 15, 2016, the Board approved the grant of 1,500,000 common stock purchase options to Fred Luke, the Company’s President, at an exercise price of not less than One Hundred Ten percent (110%) of the ten (10) day lowest trailing average closing bid price of such shares on the date of execution of the Option Agreement which was Fourteen cents ($0.14) per share and subject to certain adjustments on November 15, 2016. The options vested immediately.

On January 31, 2017, the Board approved the grant of 120,000 common stock purchase options Dr, Youxue Wang, the Director of Research for NuLife BioMed. The options vested immediately. The exercise price of the options was calculated at January 31, 2017 at One Hundred Ten percent (110%) of the 10-day trailing average closing Bid price of such shares, which was Seventy cents ($0.70) per share.

On May 15, 2017, the Board approved the grant of 1,500,000 common stock purchase options to John Hollister, the Company’s former CEO, at an exercise price of not less than One Hundred Ten percent (110%) of the ten (10) day lowest trailing average closing bid price of such shares on a certain date of agreement which was Fourteen cents ($0.12) per share and subject to certain adjustments on October 17, 2016. The options vested based on certain goals and as such 500,000 were earned prior to Mr. Hollister’s employment ending with the Company.

Stock option transactions for the year ended September 30, 2017 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2016	—	$—	—
Granted	3,120,000	0.17	3.0	$355,200
Exercised	—	—
Expired	—	—
Outstanding, September 30, 2017	3,120,000	$0.17	2.26	$355,200
Exercisable, September 30, 2017	2,120,000	$0.15	2.25	$303,512

The initial fair value of the options was $308,909 charged to operating expense during the year ended September 30, 2017. The fair value of the option was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	236%,313%,223%
(3) risk-free interest rate of	1.28%,1.46%,.98%
(4) expected life of	3 years, and
(5) fair value of the Company’s common stock of	$0.13, $0.60,$0.11 per share.

Warrants

On June 10, 2016, the Board approved the grant of 250,000 common stock purchase warrants to a consultant at an exercise price of not less than One Hundred Ten percent (110%) of the ten (10) day lowest trailing average closing bid price of such shares on the date of execution of the warrant which was $0.66 per share. The warrants vested immediately.

Warrant transactions for the year ended September 30, 2017 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2016	—	$—	—
Granted	250,000	0.66	3.0	165,000
Exercised	—	—
Expired	—	—
Outstanding, September 30, 2017	250,000	$0.66	2.70
Exercisable, September 30, 2017	250,000	$0.66	2.70

The initial fair value of the options was $144,800 charged to operating expense during the year ended September 30, 2017. The fair value of the option was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	249%
(3) risk-free interest rate of	1.5%
(4) expected life of	3 years, and
(5) fair value of the Company’s common stock of	$0.60 per share.

The Company recorded $2,967,459 and $43,098 of stock compensation expense in the statements of operations for the years ended September 30, 2017 and 2016, respectively, related to non-vested share-based compensation arrangements granted under existing stock option plans.

As of September 30, 2017, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

As of September 30, 2017, the Company owed Mr. Clarke and Mr. Luke $-0- and $-0-, respectively, of accrued and unpaid compensation. During July 2017, the Company issued 7,500 shares of Preferred Series A stock to Mr. Clarke in lieu of payment of $52,500 accrued and unpaid compensation. The shares had a fair value of $1,875, therefore the difference between the accrued and unpaid compensation and the fair value of the shares was recorded as additional paid in capital during the year ended September 30, 2017.

On September 16 2016 we asked Mr. John Hollister to join our management team as our Chief Executive Officer. Due to the financial constraints of the Company Mr. Hollister did not accept the offer. However, in October 2016 Mr. Hollister agreed to serve as a consultant, then on May 15, 2017 we entered into an Employment Agreement with Mr. John Hollister to serve our CEO. In addition to his role as CEO, Mr. Hollister served as the President of NuLife BioMed and was in charge of all aspects of the Animal Trials, review of the data submitted to the Food and Drug Administration (“FDA”), and the Clinical Trials, subject to the approval by the FDA of our Animal Trial results and conclusions. During the year ended September 30, 2017, the Company was unable to pay Mr. Hollister $80,000 of accrued salary and $4,500 of expense reimbursements. This amount is included in Due to Related Party at September 30, 2017. During the year ended September 30, 2017, the Company paid salary and expenses to Mr. Hollister in the amount of $145,755. Mr. Hollister resigned as our CEO on December 19, 2017.

NOTE 12 - LEASE AGREEMENT

During May 2017, the executed a 5-year lease for a laboratory at NOVA Southeastern University at which the Company will be utilizing the NuLife Technique to process organs, as well as conducting bench research to better characterize and assess the impact of the technique. The lease calls for monthly payments of $2,582, which includes the initial base rent of $1,925 along with applicable taxes and shared operating expenses. The lease required a security deposit in the amount of $4,871 and requires a 4% increase in base rent annually. Rent expense for the years ended September 30, 2017 and 2016 was $11,717 and $-0-, respectively.

Future minimum lease payments are as follows for the years ending:

September 30, 2018	$23,408
September 30, 2019	24,344
September 30, 2020	25,318
September 30, 2021	26,331
September 30, 2022	18,016

$117,417

NOTE 13 - CONTINGENCY

As of September 30, 2017, as described in Note 11, the Company has accrued $53,200 in accrued expenses, note payable of $74,500 and accrued interest of $10,611 due EWSD. At September 30, 2017 the Company owed EWSD the aggregated amount of $138,311, which is past due and has been in default since October 31, 2016. On top of the amount accrued by the Company, Mr. Loiselle had demanded for a penalty fee of $101,235, which is approximately 18% monthly default rate on the amount past due. We believe the penalty fee imposed is invalid and are currently in dispute with Mr. Loiselle.

NOTE 14 - SUBSEQUENT EVENTS

Due to internal regulatory issues with Florida International University (“FIU”) and Nova Southeastern University (“NOVA”) and their internal operating procedures (gaining necessary permission for our advisors to perform surgery at FIU and multiple rounds of review of our proposed surgical protocol by the internal review board) we were not able to begin our Animal Trials during the first quarter of calendar 2017as anticipated. The delays resulted in a 9-month delay and an unexpected demand on our financial resources, over and above our Budget to finance our transplantation activities through the completion of the Animal Trials. As a result of these obstacles we did not begin the Animal Trials until August 2017, but (a) were forced to suspend such transplanting operations due to the hurricanes that continually moved through southern Florida during August 2017 and continuing throughout our fiscal 4th quarter of 2016-17 and the 1st quarter of fiscal 2017-18 , effectively shutting down non-emergency business operations and certain Medical Facility operations such as ours ..

In March 2017, we learned that Mr. James Gandy did not have the authority to transfer a component of the GandTex Assets from Duplitrans, Inc. ("Duplitrans"), to GandTex prior to closing on the Asset Purchase, and that Duplitrans was the actual owner of the Exclusive License to one of the GandTex Assets. Therefore, on July 27, 2017 Duplitrans and GandTex entered into various agreements, some of which we were parties to, including a Royalty Agreement, Indemnity Agreement, Settlement Agreement, and Lock-Up Agreement, and an Addendum to the Asset Purchase Agreement between the Company and GandTex (collectively, the “GandTex Restructuring Agreements”). The purpose of these GandTex Restructuring Agreements was to effect the transfer of the benefit of the Asset Purchase Agreement from GandTex to Duplitrans, with additional royalty benefits to Duplitrans, and to authenticate the Assignment from GandTex to us of the Exclusive License Agreement which Duplitrans alleged was wrongfully cancelled by Mr. James Gandy , or transferred from Duplitrans to GandTex by Mr. James Gandy, for the sole purpose of GandTex meeting one of its commitments in the Asset Purchase Agreement, without proper authority. After the proposed transaction was approved by the Duplitrans shareholders, we restructured the transaction by way of the GandTex Restructuring Agreements so that we ended up with exclusive use and ownership of the intellectual property that was in dispute, but at the same time the Duplitrans shareholders were compensated for the license termination by way of an amendment to the conversion terms of the Series B Preferred Stock and a Royalty Agreement in favor of Duplitrans (the “GandTex Restructuring”).

Following our initial stage of the resumption of the Animal Trials conducted earlier in Ecuador by Duplitrans and GandTex, we learned that certain critical information concerning the organ transplantation process, thought to be contained in the GandTex Assets, was not contained in any of the Patents or License comprising the GandTex Assets, and was withheld by the inventor, Mr. Gandy during his review of our Protocol for the transplantation procedures (the “Omitted Transplantation Information”). In October 2017, as described in our Form 8-K filed October 21, 2017 following the discovery of the Omitted Transplantation Information, we entered into a settlement agreements with Duplitrans and GandTex pursuant to which we reversed the Asset Acquisition and the GandTex Restructuring Agreements in their entirety, and GandTex and Duplitrans agreed to the full return of the 10,000,000 shares of our Series B Preferred Stock, the cancellation of the Royalty Agreement with Duplitrans/GandTex, and a full release by GandTex and Duplitrans from any and all claims that they may have believed they had against us (the “Release”). In consideration for the termination of the Asset Purchase Agreement and the GandTex Restructuring Agreements, the Release and the return of our Series B Preferred Stock, we issued 2,000,000 shares of our common Stock to Duplitrans and to Duplitrans legal counsel.

In conjunction with Mr. Gandy’s final disclosure of the Omitted Transplantation Information and the Settlement Agreement, the Company agreed to assign all of the GandTex patents back to GandTex and the Exclusive License to Duplitrans. The transfer of the of the Exclusive License Agreement to Duplitrans together with the Memorandum of Understanding (the “MOU”) with NuGenesis, an entity in formation organized by certain of the Duplitrans shareholders(“NuGenesis”), should enable us to continue to pursue the organ transplantation activities.

In October 2017, following the suspension of the Animal Studies, we began investigating a secondary application of the NuLife Process – known as “Wound Care” applications. To date, the proposed Wound Care activities (the “Wound Care Technique”) is still in the investigation stage, without significant expenditures by the Company due to our efforts to maintain adequate funding for our corporate operations. The commercial relationship between the NuGenesis and Duplitrans have not been established in an adequate joint venture agreement, but only through the MOU during this exploratory stage of the business.

On December 19, 2017, John Hollister resigned as Chief Executive Officer of the Company.

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

Based on this evaluation, our President and Chief Financial Officer concluded as of September 30, 2017, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2017, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table contains information as of September 30, 2017 as to each Officer and Director of the Company:

Name	Age	Position
John Hollister Fred Luke Sean Clarke	56 70 39	Chief Executive Officer President Chief Financial Officer, Secretary and Director

John Hollister. Chief Executive Officer. In addition to his role as Chief Executive Officer of the Company, since September 2015, Mr. Hollister has served as the acting Chief Executive Officer of Northsight Capital, Inc., a cannabis marketing firm, and a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934. Previously, from May 2014 to August 2015, Mr. Hollister served as Chief Executive Officer and Director of NEMUS Bioscience, Inc., a biopharmaceutical company developing cannabis-based products. From August 2013 to April 2014, Mr. Hollister served in a consultant capacity as the Vice-President of Strategic Marketing of Cynvenio BioSystems an oncology diagnostic start-up, and Development Director of SnapMD, Inc. an assisted telemedicine start-up. From June 2011 to July 2013, Mr. Hollister served as Senior Vice-President of Marketing of Tethys Bioscience, Inc., a biopharmaceutical laboratory company. From December 1999 to July 2004 Mr. Hollister served as the Global Commercial Leader in Oncology for AMGEN, a leading biotechnology company. Throughout his professional career, Mr. Hollister has leadership experience with the commercialization of healthcare companies and a background in oncology, hematology, vaccines, and diabetes. Mr. Hollister earned his Bachelor of Arts in Economics from Stanford University, and received his Masters of Business Administration from the Drucker Center at Claremont Graduate University. Mr. Hollister resigned as CEO of the Company on December 19, 2017.

Fred Luke. In addition to his role as the Company’s President, Mr. Luke is currently President, Secretary and a member of the Board of Directors of Green Automotive Company, serving in these various capacities since January 11, 2011. Mr. Luke also serves as President, Secretary and a member of the Board of Directors of Global Bossiness Strategies Inc. Mr. Luke has over 40 years of experience in providing operational and financial consulting services. He has assisted companies with entity formation and business planning, multi-national mergers and acquisitions, reverse mergers, corporate finance, debt restructuring, and arranging conventional debt and equity financing.

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

Sean Clarke. Mr. Sean Clarke has served as Chief Executive Officer, President, Chief Financial Officer of NuLife since its inception on October 15, 2013. Mr. Clarke has served as the sole officer of EPunk, Inc. from June 2013 through the present time, where he provides financial and management services for small to medium-sized companies. These include part time CEO services to these companies, which includes operational advice, accounting, supply chain management, preparation of security filings, and advice regarding compliance, and corporate governance.

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

Director Nominations

As of September 30, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company's board of directors.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that not all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during fiscal 2016 in that Mr. Clarke and Mr. Cahill did not file the appropriate requisite forms on a timely basis; all forms have been subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended September 30, 2017 and September 30, 2016 compensation awarded to or paid to, or earned by, our President, Chief Executive Officer and Chief Financial Officer (the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Fred Luke (1)President	2017	$35,000	$—	$—	$186,904	$—	$—	$—	$221,904
	2016	$—	$—	$—	$—	$—	$—	$—	$—
John Hollister CEO(2)	2017	$225,755	$—	$—	$50,520	$—	$—	$—	$276,275
	2016	$—	$—	$—	$—	$—	$—	$—	$—
Sean Clarke (3)	2017	$6,000	$—	$—	$—	$—	$—	$—	$6,000
CFO,Secretary and Director	2016	$—	$—	$—	$—	$—	$—	$—	$—

(1)	During the fiscal year ended September 30, 2017, the Company paid Mr. Luke $35,000 in fees, which included $5,300 carried over from consulting services provided by Mr. Luke during the fiscal year ended September 30, 2016 prior to Mr. Luke becoming President, and $755.15 in expense reimbursements. Global Business Strategies Inc., a company controlled by Mr. Luke, also received fees during the fiscal year ended September 30, 2017. See NOTE 6 – CONSULTING AGREEMENTS.

(2)	On May 15, 2017, Mr. Hollister received options to acquire 1,500,000 shares of the Company’s common stock, 500,000 shares of which had vested at September 30, 2017

(3)	Mr. Clarke received 1,500,000 shares of common stock of the Company as founder shares on October 15, 2013. Mr. Clarke sold 1,000,000 shares of the Company’s common stock during the fiscal year ended September 30, 2017.
59

Narrative Disclosure to Summary Compensation

As of September 30, 2017, there were no formal employment arrangement with Messrs. Luke or Clarke. Messrs. Luke and Clarke's compensation have not been fixed or based on any percentage calculations. Our board of directors will make all decisions determining the amount and timing of their compensation and, for the immediate future, Messrs. Luke and Clarke have elected not to receive any compensation as officers and directors due to the Company's financial condition.

Equity Awards

Grants of Plan-Based Awards Table

Mr. Luke and Mr. Hollister were the only executive officers to receive a grant of stock option awards or other plan-based awards during the period ended September 30, 2017 as stated above.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended September 30, 2017. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

Except as disclosed herein, none of our named executive officers had any outstanding stock or option awards as of September 30, 2017 that would be compensatory to the officer and the Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant additional awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended September 30, 2017, we did not provide compensation to any of our directors for serving as a director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to pay cash fees and/or issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

 Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised solely of Sean Clarke, our Chief Financial Officer and Secretary. The board of directors performs the functions that would be performed by a compensation committee, and will determine compensation to be paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2017, certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name	Shares of Common Stock Beneficially Owned	Percent of Class	Shares of Preferred Stock Beneficially Owned	Percent of Class	Other Beneficial Ownership	Total	Voting Percentage for all Classes (fully-diluted)
Sean Cameron Clarke(1)	500,000	1.32%	7,500	6.38%	—	507,500	1.32%	(6)
Fred G. Luke(2)	—	—	55,000	46.81%	1,500,000	1,555,000	0.00%	(6) , (7)
John Hollister (3)	—	—	—	—	500,000	500,000	0.00%	(7)
Youxue Wang, MD PhD	—	—	—	—	120,000	120,000	0.00%	(7)
Derek Cahill(4)	21,750,000	57.54%	—		—	21,750,000	57.54%
GandTex, LLC(5)	—	—	10,000,000	100%	—	10,000,000	0.00%
All directors and executive officers as a group (3 persons)	1,500,000	1.32%	62,500	53.19%	2,000,000	2,562,500	1.32%

* - indicates less cent

(1)   Chief Financial Officer, Secretary and sole member of the Board of Directors. Mr. Clarke has the option to exercise his right to convert 7,500 Series A Preferred Stock only if the board of directors approves the conversation. The shares, if converted carry of 283,479 votes which is 0.67% of the issued and outstanding shares at September 30, 2017.

(2)   President of the Company.  Mr. Luke, as the controlling shareholder of Global Business Strategies Inc. (“GBSI”), has the option to convert GBSI’s 55,000 Series A Preferred Stock only if the board of directors approves the conversion. The shares, if converted, carry 2,078,848 votes which is 4.92% of the issued and outstanding shares at September 30, 2017.

(3)   CEO of the Company until December 19, 2017.

(4)   Beneficial shareholder of the Company.

(5)   A Texas limited liability company owned and controlled by James Gandy. GandTex received 10,000,000 shares of Series B Convertible Preferred Stock, However, all Series B Convertible Preferred Stock were cancelled in January 2018.

(6)   Percentage does not include the Series A Preferred conversion rights as they require board of director consent.

(7)   Percentage does not include options vested but not yet exercised at September 30, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 15, 2017, the Company issued Mr. Fred Luke, the Company’s President, 1,500,000 common stock options. The options are exercisable upon 60-day notice at 50% of the 10-day average highest closing bid of the Company’s common stock. All options have vested.

On November 15, 2017, the Company issued Mr. John Hollister, the Company’s former CEO, 1,500,000 common stock options. The options are exercisable upon 60-day notice at 50% of the 10-day average highest closing bid of the Company’s common stock. Only 500,000 of the options vested prior to Mr. Hollister’s resignation in December 2017.

On October 15, 2013, the Company issued 1,500,000 shares of its common stock to Mr. Sean Clarke as founder's shares for services rendered. All options have vested.

Our office address is 2618 San Miguel, Suite 203, Newport Beach, California 92660. The space is provided to us by Mr. Luke, the Company’s President. Mr. Luke currently incurs no incremental costs as a result of our using the space; therefore, he does not charge us for its use. There is no written lease agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On December 18, 2013, we engaged TAAD, LLP ("TAAD") our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal year ended September 30, 2016, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the fiscal years ended September 30, 2017 and 2016, the Company paid TAAD approximately $28,000 and $11,950, respectively, for auditing services they performed throughout those years.

Tax Fees

During the years ended September 30, 2017 and 2016, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the years ended September 30, 2017 and 2016, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

1.	Audit services include audit work performed of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.	Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our financial statements.

3.	Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other Fees are those associated with products or services not captured in the other categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of NuLife Sciences, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of September 30, 2017 and 2016

Statement of Operations for the year ended September 30, 2017 and 2016.

Statements of Stockholders' Equity (Deficit) for the year ended September 30, 2017 and 2016.

Statements of Cash Flows for the year ended September 30, 2017 and 2016.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

3.3	Certificate of Designation for Series A Preferred Stock (1)

3.4	Certificate of Designation for Series B Preferred Stock (3)

10.1	Form of Note Agreement (2)

14.1	Code of Ethics (4)

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act. *

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	XBRL Interactive Data Files*

____________

* Filed herewith.

(1)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 16, 2017.

(2)	Incorporated herein by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 17, 2017.

(3)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 11, 2016.

(4)	Incorporated herein by reference to the Company's Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NULIFE SCIENCES, INC.

Date: February 20, 2018	By:	/s/ Fred S. Luke
Fred S. Luke
President (Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Luke	President	February 20, 2018,
Fred Luke

/s/ Sean Clark________________	Chief Financial Officer, Secretary	February 20, 2018
Sean Clarke	and Sole Director

