Form 10-Q
period 2017-12-31
NuLife Sciences, Inc.
filed 2018-02-23
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of February 20, 2017, there were 40,504,391 shares of $0.001 par value common stock, issued and outstanding.

1

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Condensed Consolidated Balance Sheets

	December 31, 2017 (Unaudited)	September 30, 2017

ASSETS

CURRENT ASSETS:
Cash	$40	$44,123
Prepaid expenses	—	5,000
Advances receivable	—	1,090
Total Current Assets	40	50,213

Security deposit	4,871	4,871

TOTAL ASSETS	$4,911	$55,084

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$610,410	$633,689
Due to related parties	135,730	84,500
Accrued interest	35,821	36,508
Notes payable	205,910	99,500
Convertible note, current portion, net	92,380	58,432
TOTAL CURRENT LIABILITIES	1,080,251	912,629

Convertible notes, net	14,177	23,027
Derivative liability	102,559	231,733
TOTAL LONG TERM LIABILITIES	116,736	254,760

TOTAL LIABILITIES	1,196,987	1,167,389

STOCKHOLDERS’ DEFICIT:
Preferred stock Series A, $0.001 par value; 15,000,000 shares authorized; 117,500 and 117,500 issued or outstanding, respectively	118	118
Preferred stock Series B, $0.001 par value; 10,000,000 shares authorized; nil and 10,000,000 issued or outstanding, respectively	—	10,000
Common stock, $0.001 par value; 475,000,000 shares authorized; 40,504,391 and 37,797,238 shares issued and outstanding, respectively	40,504	37,797
Additional paid in capital	6,251,065	5,445,385
Accumulated deficit	(7,483,763)	(6,605,605)
TOTAL STOCKHOLDERS’ DEFICIT	(1,192,076)	(1,112,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,911	$55,084

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31, 2017 and 2016

(Unaudited)

	2017	2016

Revenue	$—	$—
Cost of sales	—	—
Gross Profit	—	—
Operating expense:
General and administrative expenses	(768,775)	(98,856)
Related party compensation	(42,994)	(303,404)
Total operating expense	(811,769)	(402,260)
Loss from operations	(811,769)	(402,260)
Interest expense	(201,254)	(36,479)
Interest income	—	504
Forgiveness of accounts payable	73,644	—
Gain (loss) on change in fair value of derivative and derivative expense	61,221	(14,319)
Loss before provision for income tax	(878,158)	(452,554)
Provision for income taxes	—	—

Net loss	$(878,158)	$(452,554)
Basic and diluted net loss per share	$(0.02)	$(0.01)
Weighted average common shares outstanding – basic and diluted	38,209,901	31,085,800

The accompanying notes are an integral part of these financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended December 31, 2017 and 2016

(Unaudited)

	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(878,158)	$(452,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - amortization of debt discount	170,765	27,495
(Gain) loss on change in fair value of derivative and derivative expense	(61,221)	14,319
Stock-based compensation expense	640,000	186,904
Forgiveness of accounts payable	(73,644)	—
Note receivable	—	(504)
Prepaid expenses	5,000	—
Accounts payable and accrued expenses	50,365	35,656
Due to related party	52,320	(2,867)
Accrued interest payable	2,080	8,983

Net Cash Used in Operating Activities	(92,493)	(182,568)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	106,410	685,000
Proceeds from the issuance of convertible notes	20,000	—
Payment of convertible notes	(78,000)	—
Net Cash Provided by Financing Activities	48,410	685,000

CHANGE IN CASH	(44,083)	502,432
CASH AT BEGINNING OF PERIOD	44,123	1,086
CASH AT END OF PERIOD	$40	$503,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for convertible debt and interest	$77,767	$—
Derivative liability written off due to payment of debt	$67,953	$—
Initial value of beneficial conversion feature	$12,667	$—

The accompanying notes are an integral part of these financial statements.

NULIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

(Unaudited)

NOTE 1 - ORGANIZATION

NuLife Sciences Inc., formerly SmooFi, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 15, 2013. The Company issued 7,250,000 shares of its common stock to our founder, Derek Cahill, as consideration for the purchase of a business plan along with a website. On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company's common stock (the “Forward Split”). Accordingly, shareholders owning shares of the Company's common stock received two additional shares of the Company for each share they owned, and Mr. Cahill’s 7,250,000 shares became 21,750,000 shares. Prior to the Forward Split the Company had 10,128,600 shares issued and outstanding and following the Forward Split the Company has 40,504,391 shares issued and outstanding.

During our fiscal year ended September 30, 2017, the Company formed three subsidiaries in the state of Nevada: NuLife BioMed, Inc. (“NuLife BioMed”), NuLife Technologies, Inc. (”NuLife Technologies”) and NuLife Medical Inc., (“NuLife Medical”), and one in the state of Wyoming: , NuLife Oncology LLC, a Wyoming Limited Liability Company (“NuLife Oncology”), the Managing Member of which is NuLife Technologies NuLife BioMed was the only active subsidiary during the first fiscal quarter ended December 31, 2017.

On January 29, 2017, the Company announced the completion of an Asset Purchase Agreement to acquire all of the assets (the “Asset Purchase”) of GandTex LLC, a Texas Limited Liability Company (“GandTex”). GandTex is a biomedical company focused on advancing human organ transplant technology and medical research. The assets being transferred pursuant to the Asset Purchase consisted of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials (“Animal Trials”) conducted by GandTex(collectively, the “GandTex Assets”). Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the Trials in the aggregate amount of $300,000. In exchange for the GandTex Assets, the Company issued to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock. GandTex is owned and controlled by a single individual Managing Member who beneficially owns 70% of GandTex The Asset Purchase was amended by an Addendum to the Asset Purchase Agreement effective July 11, 2017, and subsequently restructured so as to perfect ownership of the GandTex Assets by way of the GandTex Restructuring Agreements effective July 27, 2017 between GandTex and Duplitrans Inc. (“Duplitrans”), and as to certain of the agreements, the Company. In late October 2017, the Company terminated the Asset Purchase and the GandTex Restructuring Agreements on October 24, 2017 in an unwinding of the Asset Purchase by way of a Settlement an Release Agreement dated October 24, 2017, involving the full return of the 10,000,000 shares of the Company’s Series B Convertible Preferred Stock in exchange for a full release of any and all claims that Duplitrans or GandTex may have had against the Company, and the transfer of the patents contained within the GandTex Assets to GandTex, and the Exclusive License to Duplitrans, and we entered into a Memorandum of Understanding with NuGenesis, a new entity being formed by certain shareholders of Duplitrans, with the intent to continue the development of the Wound Care technique in concert with NuGenesis. On December 29, 2017, the Company issued 2,000,000 common shares which 1,960,000 common shares were issued to Duplitrans and 40,000 common shares were issued to the legal counsel of Duplitrans in regards to the agreement with GandTex. On the date of the settlement, October 24, 2017, the shares had a fair market value of $640,000. Accordingly, the Company recorded $640,000 of stock based compensation during the three months ended December 31, 2017. Refer to NOTE 4 – Asset Purchase Agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting. The Company elected a September 30 fiscal year-end. These financial statements present the consolidated financial statements of NuLife Sciences, Inc. and its two wholly owned subsidiaries, NuLife Biomed, NuLife Technologies, an NuLife Medical, along with NuLife Oncology, of which NuLife Technologies is the Managing Member, as of the Company’s fiscal quarter ended December 31, 2017.

NuLife Technologies, Inc., NuLife Medical and NuLife Oncology were all inactive at December 31, 2017 and remain inactive as of the date of this report.

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2017 included in our Annual Report on Form 10-K. The results of the three-month period ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year ending September 30, 2018.

 Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company does not have any cash equivalent as of December 31, 2017 and September 30, 2017.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. We determine the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete). We determine the fair value of preferred stock grants based on the price of the preferred stock as potentially converted into common stock and based on the underlying common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete).

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

Fair Value Measurements and Disclosures

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Convertible notes (net of discount) – December 31, 2017	$—	$—	$106,557
Convertible notes (net of discount) – September 30, 2017	$—	$—	$81,459
Derivative liability – December 31, 2017	$—	$—	$102,559
Derivative liability – September 30, 2017	$—	$—	$231,733

The following table provides a summary of the changes in fair value of the Company’s Convertible Promissory Notes, which are both Level 3 liabilities as of December 31, 2017:

Balance at September 30, 2017	$81,459
Issuance of notes	20,000
Accretion of debt discount	91,617
Debt discount on convertible notes due to beneficial conversion feature	(12,667)
Accretion of debt discount due to beneficial conversion feature	79,148
Payment of convertible debt	(78,000)
Conversion of principal into shares of common stock	(75,000)
Balance December 31, 2017	$106,557

The Company determined the value of its convertible notes using a market interest rate and the value of the derivative liability issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of December 31, 2017 and September 30, 2017.

The Company determined the value of warrants issued to a consultant using the Black-Scholes Model. There is no active market for the warrants and the value was based on the warrant terms in addition to other facts and circumstances at the end of the Company’s first quarter ended December 31, 2017 and its fiscal year ended September 30, 2017.

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

Recently Issued Accounting Pronouncements

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2017, the Company had a net loss of $878,158. As of December 31, 2017, the Company had a working capital deficit of $1,080,211 and an accumulated deficit of $7,483,763. The Company does not have a source of revenue and does not anticipate having one in the near future. Without additional capital, the Company will not be able to remain in business within the next twelve months.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will advance capital to the Company or that the new business operations will be profitable. The Company’s future plans is fully dependent upon the funding of NuGenesis sufficient to carry forward the research on the Wound Care Process, and upon the ability of Duplitrans to also obtain sufficient funding to continue with the development of the NuLife Process at the Company’s existing facilities.

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

NOTE 4 – ASSET PURCHASE AGREEMENT

Following the Closing of the Asset Purchase, in March 2017, we learned that Mr. James Gandy did not have proper authority to transfer the Exclusive License rights from Duplitrans to GandTex, after which we proposed a restructuring of the transaction, which was approved by the Duplitrans shareholders, so that we ended up with exclusive use and ownership of the intellectual property that was in dispute, but at the same time the Duplitrans shareholders were compensated for the license termination by way of an amendment to the conversion terms of the Series B Preferred Stock and a Royalty Agreement in favor of Duplitrans (the “GandTex Restructuring”).

Following our initial stage of the resumption of the Animal Trials conducted earlier in Ecuador by Duplitrans and GandTex, and the GandTex Restructuring, we learned that certain critical information concerning the organ transplantation process, thought to be contained in the GandTex Assets, was not contained in any of the Patents or License comprising the GandTex Assets, and was withheld by the inventor, Mr. Gandy during his review of our Protocol for the transplantation procedures (the “Omitted Transplantation Information”). In October 2017, as described in our Form 8-K filed October 21, 2017 following the discovery of the Omitted Transplantation Information, we entered into a settlement agreements with Duplitrans and GandTex pursuant to which we reversed the Asset Acquisition and the GandTex Restructuring Agreements in their entirety, and GandTex and Duplitrans agreed to the full return of the 10,000,000 shares of our Series B Preferred Stock, the cancellation of the Royalty Agreement with Duplitrans/GandTex, and a full release by GandTex and Duplitrans from any and all claims that they may have believed they had against us (the “Release”). In consideration for the termination of the Asset Purchase Agreement and the GandTex Restructuring Agreements, the Release and the return of our Series B Preferred Stock, we issued 2,000,000 shares of our common Stock to Duplitrans and to Duplitrans legal counsel.

In conjunction with Mr. Gandy’s final disclosure of the Omitted Transplantation Information, but prior to the Release and unwinding of the Asset Purchase, we entered into a Memorandum of Understanding (the “MOU”) with NuGenesis, an entity in formation organized by certain of the Duplitrans shareholders (“NuGenesis”), which we believed could enable us to continue to pursue the Animal Studies and a secondary application of the NuLife Process – known as the “Wound Care Technique”.

To date, the proposed Wound Care activities (the “Wound Care Technique”) are still in the investigation stage, without significant expenditures by the Company due to our efforts to maintain adequate funding for our corporate operations. The commercial relationship between the NuGenesis and Duplitrans has not yet been established in an adequate definitive joint venture agreement, but only through the MOU during this exploratory stage of the business. Neither the Company or NuGenesis currently have the necessary funding to resume the development of the Wound Care Technique, and the reduction of the MOU to a definitive agreement is contingent upon either the Company or NuGenesis obtaining the funding necessary to carry the proposed development through to completion

NOTE 5 - CONSULTING AGREEMENTS

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company will pay the consultant a monthly fee of $8,500 on the first day of each month with the payment deferred until the Company closes financing in the amount of $3 million or greater. Additionally, the Company was required to issue the consultant 200,000 shares of common stock on October 1, 2015. The agreement was terminated on October 16, 2016. During the three months ended December 31, 2017 and 2016, the Company recorded compensation expense in the amount of $-0- and $2,133 related to this agreement.

On February 28, 2017, but effective January 5, 2017, the Company entered into an Advisory Agreement with Global Business Strategies Inc. (“Global “), a company controlled Mr. Luke (the “Global Agreement”). Pursuant to the Global Agreement the Company retained Global to provide management advice, corporate development strategies, to assist in the general and administrative functions, and to make Mr. Luke available to serve as a Director or a member of the Company’s management (the “Services” as defined in the Global Agreement).  In consideration for the Services the Company agreed to pay Global $8,500 per month, which included any and all fees for Mr. Luke continuing to serve as the Company’s President and fees to others working for Global, and allowed for reimbursement of expenses up to $500 per month without prior written approval. The Company also agreed to pay Global an additional $1,500 per month if Mr. Luke was appointed to serve as a Director also incorporated you of the Company, and agreed to issue to Global 55,000 shares of its Series A Convertible Preferred Stock. Mr. Luke has not been appointed a Director of the Company as of the date of this report. During the three months ended December 31, 2017 and 2016, the Company recorded compensation expense in the amount of $25,500 and $-0- related to this agreement.

On June 10, 2017, the Company entered into a Master Service Agreement with an investment consultant to provide services to the Company for a period of six months. The agreement calls for a budget of $215,000 with an initial payment of $150,000. Additionally, the agreement called for the issuance of 250,000 cashless warrants exercisable for three years at a price of 110% of the closing price on June 10, 2017. The Company paid $65,000 of the initial payment on August 14, 2017, the remaining $85,000 of the initial payment and $65,000 of the balance of the agreement, for a total of $150,000 is included in accounts payable as of December 31, 2017 and September 30, 2017. See Note 13– Subsequent Events.

NOTE 6 – NOTES PAYABLE

As of December 31, 2017, the Company had a note payable issued and outstanding to a third-party lender with a total principle of $25,000 and accrued interest of $15,912. The note was due on June 30, 2015, has an interest rate of 12%. This note is in default and remains unpaid at December 31, 2017. The Company has been able in the past to arrange equity or debt financing sufficient to pay off its notes, not in dispute, but there cannot be any assurance that the Company will be able to continue to attract such financing in the future.

As of December 31, 2017, the Company had three notes payable issued and outstanding with a former director with a total principle of $74,500 and accrued interest of $14,366. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The former director for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD”) of which Mr. Brian Loiselle, the EWSD Managing Member, was also a former director of the Company. On June 30, 2016, the Company entered into Amendment #1 (the “EWSD Amendment”) to these three notes to extend the due date to one week after the closing of a certain contemplated farm property acquisition or October 31, 2016. The three notes have been reclassified to non-related party debt. Since the closing of the contemplated farm property never occurred, the Company has taken the position, pursuant to the language of the EWSD Amendments, that there is not legal date for repayment, and it intends to leave the subject notes on its Financial Statements until a mutual settlement agreement can be reached between Mr. Loiselle and the Company.

On December 28, 2017, the Company entered into a note payable in the aggregate principal amount of $106,410. The Note matures on March 31, 2018, and bears interest at the rate of 12% per annum. As of December 31, 2017, the note balance and accrued interest is $106,410 and $105, respectively. This note remains unpaid at December 31, 2017.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes consist of the following:

	December 31, 2017	September 30, 2017

Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due December 2019.	$5,000	$80,000
Convertible note payable, annual interest rate of 12%, convertible into common stock at a variable rate per share and due June 2018	—	78,000
Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due November 2017	65,000	65,000
Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due August 2020	50,000	50,000
Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and due September 2018	82,500	82,500
Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.30 per share and due October 13, 2020	20,000	—
Unamortized debt discount	(56,864)	(91,480)
Unamortized debt discount due to beneficial conversion feature	(59,079)	(-)
	106,557	81,459
Less current portion	92,380	58,432
Convertible debt, net of current portion and debt discount	$14,177	$23,027

During the year ended September 30, 2017, the Company entered into certain Note Purchase Agreements (collectively the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes, in the aggregate principal amount of $685,000. The Purchase Notes are due in 36 months. The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. Due to the beneficial conversion feature of these notes, the Company recorded $635,545 of debt discount as a contra liability and amortized $576,838 of the discount during the year ended September 30, 2017. During July 2017, certain note holders converted their respective principal and accrued interest into 5,720,066 shares of the Company’s common stock. During October 2017, certain note holders converted their respective principal and accrued interest into 707,153 shares of the Company’s common stock. As of December 31, 2017, the note balances and accrued interest are $5,000 and $419, respectively.

On June 26, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Power Up Note”) in the aggregate principal amount of $78,000. The Power Up Note matures on June 30, 2018 (the “Maturity Date”), and bears interest at the rate of 12% per annum. After 180 days, the Note may not be prepaid. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date. This note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 10-day period ending on the latest complete Trading Day prior to the Conversion Date. Due to the beneficial conversion feature of this note, the Company recorded $78,000 of debt discount as a contra liability and amortized $57,707 of the discount during the three months ended December 31, 2017. During the quarter ended December 2017, this note along with accrued interest and a prepayment were paid in full.

On August 14, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Kingdom Note”) in the aggregate principal amount of $65,000. The Note matures on November 14, 2017 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $65,000 of debt discount as a contra liability and amortized $31,056 of the discount during the three months ended December 31, 2017. As of December 31, 2017, the note balance and accrued interest is $65,000 and $1,995, respectively. This note is in default and remains unpaid at December 31, 2017, however, the Company and the Payee entered into a Debt Conversion Agreement in February, 2018 pursuant to which the Payee received shares of the Company’s Series A Convertible Preferred Stock in exchange for the full release of any and all obligations related to the Kingdom Note. Refer to NOTE 13. SUBSEQUENT EVENTS.

On August 23, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Hayden Note”) in the aggregate principal amount of $50,000. The Note matures on August 23, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $50,000 of debt discount as a contra liability and amortized $4,197 of the discount during the three months ended December 31, 2017. As of December 31, 2017, the note balance and accrued interest is $50,000 and $1,434, respectively. This note remains unpaid at December 31, 2017.

On September 12, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “First Fire Note”) in the aggregate principal amount of $82,500. The Note matures on September 12, 2018 (the “Maturity Date”), and bears interest at the rate of 5% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 21-day period ending on the latest complete Trading Day prior to the Conversion Date. As of December 31, 2017, the note balance and accrued interest is $82,500 and $1,243. This note remains unpaid at December 31, 2017.

On October 13, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Escala Note”) in the aggregate principal amount of $20,000. The Note matures on October 13, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.30 per share. Due to the beneficial conversion feature of this note, the Company recorded $12,667 of debt discount as a contra liability and amortized $913 of the discount during the three months ended December 31, 2017. As of December 31, 2017, the note balance and accrued interest is $20,000 and $346, respectively. This note remains unpaid at December 31, 2017.

NOTE 8 – DERIVATIVE LIABILITY

During June 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $78,000. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 65% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Note accrues interest at a rate of 12% per annum and matures on June 30, 2018. The note was paid in full during the three months ended December 31, 2017.

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

The initial fair value of the embedded debt derivative of $238,785 was allocated as a debt discount in the amount of $147,500 and excess $91,285 was charged to interest expenses, loss on derivative. The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	September 12, 2017	June 26, 2017
(1) dividend yield of	0%;	0%;
(2) expected volatility of	265%;	250%,
(3) risk-free interest rate of	1.27%;	1.20% - 1.24%,
(4) expected life of	1 year	1 year
(5) fair value of the Company’s common stock of	$0.54 per share.	$0.67 per share.

During the three months ended December 31, 2017 and 2016, the Company recorded the gain (loss) in fair value of derivative and derivative expense in the amount of $61,221 and $(14,319), respectively.

For the three months ended December 31, 2017, $79,148 and $-0-, were expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at September 30, 2017	$231,733
Change in fair value of derivative at period end	(61,221)
Derivative liability written off due to payment of related debt	(67,953)
Balance at December 31, 2017	$102,559

NOTE 9 – SHARE CAPITAL

The Company is authorized to issue 475,000,000 shares of $.001 par value common stock and 25,000,000 shares of$.001 par value preferred stock.

As of December 31, 2017, the Company had 40,504,391 shares of its common stock issued and outstanding, with 117,500 shares of its Series A Convertible Preferred Stock issued and outstanding and -0- shares of its Series B Convertible Preferred Stock issued and outstanding..

On December 29, 2017, the Company issued 2,000,000 to Duplitrans and the legal counsel of Duplitrans in regards to the agreement with GandTex. On the date of the settlement, October 24, 2017, the shares had a fair market value of $640,000. Accordingly, the Company recorded $640,000 of stock based compensation during the three months ended December 31, 2017. All of the Company’s 10,000,000 Series B Convertible Preferred Stock, previously issued to GandTex, were cancelled during the quarter ended December 31, 2017.

Description of Preferred Stock:

Series A Preferred Stock

•	As authorized in the Company’s Amended and Restated Articles of Incorporation, the Company has 2,000,000 shares of Series A Preferred Stock (“Series A Stock”) authorized with the following characteristics:

•	Holders of the Series A Stock shall be entitled to receive dividends or other distributions with the holders of the Common Stock on an “as converted” basis when, as, and if declared by the Directors of the Corporation.

•	Holders of shares of Series A Stock, upon Board of Directors approval, may convert at any time following the issuance upon sixty-one (61) day written notice to the Corporation. Each share of Series A Preferred Stock shall be convertible into such number of fully paid and non-assessable shares of Common Stock as is determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities, including securities convertible into or exchangeable for Common Stock, whether or not then convertible or exchangeable (b) subscriptions, rights, options and warrants to purchase shares of Common Stock, whether or not then exercisable, but entitled to vote on matters submitted to the Shareholders (collectively, “Derivative Securities”), issued by the Corporation and outstanding as of the Date of Conversion, by .000001, then multiplying that number of shares of Series A Stock to be converted.

•	In case of any consolidation or merger of the Corporation, the Corporation shall mail to each holder of Series A Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Stock into shares of Common Stock pursuant to this paragraph and thereafter receive the number of shares of Common Stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 8.1(a) hereof; provided however that the Series A Stock shall not be subject to or affected as to the number of Conversion Shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

•	In the event of a liquidation, the holders of shares of the Series A Stock shall be entitled to receive, prior to the holders of the other series of Preferred Stock and prior and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any other shares of stock of the Corporation by reason of their ownership of such stock, an amount equal to Five Dollar ($5.00) per share with respect to each share of Series B Stock owned as of the date of Liquidation, plus all declared but unpaid dividends with respect to such shares, and thereafter they shall share in the net Liquidation proceeds on an “as converted basis” on the same basis as the holders of the Common Stock.

•	The holders of each share of Series A Stock shall have that number of votes as determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities issued by the Corporation and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that number of shares of Series A Stock to be converted.

•	the Corporation shall have the option to redeem all of the outstanding shares of Series A Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Corporation and the holders of shares of Series A Stock holding at least 51% of such Series A Stock, beginning ten (10) business days following notice by the Corporation, at a redemption price the higher of (a) Five Dollar ($5.00) per share, or (b) Fifty percent (50%) of the trailing average highest closing Bid price of the Corporation’s Common Stock as published at www.OTCMarkets.com or the Corporation’s primary listing exchange on the date of Notice of redemption, unless otherwise modified by mutual written consent between the Corporation and the Holders of the Series A Stock (the "Conversion Price"). Redemption payments shall only be made in cash within sixty (60) days of notice by the Corporation to redeem.

•	The shares of Series A Stock acquired by the Corporation by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series A Stock.

Series B Preferred Stock

•	In conjunction with the unwinding of the Asset Acquisition with GandTex, the Company cancelled all 10,000,000 shares of its Series B Preferred Stock (“Series B Stock”). Pursuant to the terms of the Series B Stock, the shares of Series B Stock acquired by the Corporation by reason of conversion or otherwise, can be reissued but only as an amended class, not as shares of Series B Stock.

Therefore, the Company returned the Series B Stock to its authorized but unissued Preferred Stock and no longer has a class of Series B Convertible Preferred Stock.

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

On January 31, 2017, the Board approved the grant of 120,000 common stock purchase options Dr. Youxue Wang, the Director of Research for NuLife BioMed. The option vested immediately. The exercise price of the options was calculated at January 31, 2017 at One Hundred Ten percent (110%) of the 10-day trailing average closing Bid price of such shares, which was Seventy cents ($0.70) per share.

On May 15, 2017, the Board approved the grant of 1,500,000 common stock purchase options to John Hollister, the Company’s former CEO, at an exercise price of not less than One Hundred Ten percent (110%) of the ten (10) day lowest trailing average closing bid price of such shares on a certain date of agreement which was Fourteen cents ($0.12) per share and subject to certain adjustments on October 17, 2016. The options vested based on certain goals and as such 500,000 common stock options were earned prior to Mr. Hollister’s employment ending with the Company, the remaining 1,000,000 common stock options expired due to his resignation.

Stock option transactions for the three months ended December 31, 2017 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2017	3,120,000	$0.17	2.26	$355,200
Granted	-	-	-	$-
Exercised	-	-
Expired	(1,000,000)	0.12	2.08	$120,000
Outstanding, December 31, 2017	2,120,000	$0.17	2.00	$355,200
Exercisable, December 31, 2017	2,120,000	$0.17	2.00	$355,200

The initial fair value of the options was $308,909 charged to operating expense during the year ended September 30, 2017. The fair value of the option was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%;
(2) expected volatility of	236%,313%,223%
(3) risk-free interest rate of	1.28%,1.46%,.98%
(4) expected life of	3 years, and
(5) fair value of the Company’s common stock of	$0.13, $0.60, $0.11 per share.

Warrants

On June 10, 2016, the Board approved the grant of 250,000 common stock purchase warrants to a consultant at an exercise price of not less than One Hundred Ten percent (110%) of the ten (10) day lowest trailing average closing bid price of such shares on the date of execution of the warrant which was $0.66 per share. The warrants vested immediately.

Warrant transactions for the three ended December 31, 2017 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2017	250,000	$0.66	2.70
Granted	-	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2017	250,000	$0.66	2.44
Exercisable, December 31, 2017	250,000	$0.66	2.44

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

The Company recorded $-0- and $186,904 of stock compensation expense in the statements of operations for the three months ended December 31, 2017 and 2016, respectively, related to non-vested share-based compensation arrangements granted under existing stock option plans.

As of December 31, 2017, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

NOTE 10 - CONTINGENCY

As of December 31, 2017, as described in Note 6, the Company has accrued $53,200 in accrued expenses, note payable of $74,500 and accrued interest of $14,366 due EWSD. At September 30, 2017 the Company owed EWSD the aggregated amount of $138,311, which is past due and has been in default since October 31, 2016. On top of the amount accrued by the Company, Mr. Loiselle had demanded for a penalty fee of $101,235, which is approximately 18% monthly default rate on the amount past due. We believe the penalty fee imposed is invalid and are currently in dispute with Mr. Loiselle. See NOTE 6. above.

NOTE 11 – FORGIVENESS OF ACCOUNTS PAYABLE

On November 15, 2017, a service vendor with a balance due of $73,644 agreed to cancel the debt owed by The Company. Accordingly, the Company recorded $73,644 of forgiveness of debt during the three months ended December 31, 2017.

NOTE 12 - LEASE AGREEMENT

During May 2017, the executed a 5-year lease for a laboratory at NOVA Southeastern University at which the Company will be utilizing the NuLife Technique to process organs, as well as conducting bench research to better characterize and assess the impact of the technique. The lease calls for monthly payments of $2,582, which includes the initial base rent of $1,925 along with applicable taxes and shared operating expenses. The lease required a security deposit in the amount of $4,871 and requires a 4% increase in base rent annually. Rent expense for three months ended December 31, 2017 and 2016 was $8,225 and $-0-, respectively.

Future minimum lease payments are as follows for the years ending:

September 30, 2018 (remaining months)	$17,633
September 30, 2019	24,344
September 30, 2020	25,318
September 30, 2021	26,331
September 30, 2022	18,016

$111,642

NOTE 13 - SUBSEQUENT EVENTS

On January 30, 2018, the Master Service Agreement as described in note 5 entered into on June 10, 2017 was terminated and the Company received a refund of $38,000 in cash.

Effective February 20, 2018 the Company entered into two Debt Conversions Agreements, one with Kingdom Building Inc. (“Kingdom”) and MZHCI LLC (“MZ”) pursuant to which Kingdom and MZ agreed to exchange an aggregate of approximately $445,296 of combined Notes Payable and Accounts Payable into 694,041 and 1,086,176 shares, respectively, of the Company’s Series A Convertible Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended September 30, 2017 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Company Overview

As a result of the Company not receiving the working capital promised by certain third parties, development of the two business segments described below has been slow, and generated no revenues since its inception on October 15, 2013. In August 2017, changing our name and pursuing the various biomedical opportunities which had been presented to us, one of which, the patents and other rights owned by GandTex seemed very attractive and we elected to acquire the patents purportedly owned by GandTex and develop what is now termed the “NuLife Process” or NuLife Technique”. As a result of operating difficulties relating primarily to the hurricanes and related severe weather in southern Florida, the home of our Animal Trials, and the discovery that certain critical information related to the actual surgical process has been withheld by the inventor of the NuLife Process, we suspended the organ transplantation activities in October 2017. In connection with the return of the Exclusive License to Duplitrans and the return of and the patent rights acquired from GandTex pursuant to individual Settlement and Release Agreements with Duplitrans and GandTex (the “Settlement Agreements).

While the organ transplantation activities were suspended we began investigating other applications of the NuLife Process, in particular the Wound Care Technique. To date, the Company’s participation in the proposed Wound Care activities are still in the investigation stage, without significant expenditures by the Company due to our efforts to maintain adequate funding for our corporate operations. Further, the commercial relationship between the NuGenesis and Duplitrans has not yet been established in an adequate definitive joint venture agreement, but only through the MOU during this exploratory stage of the business. Neither the Company or NuGenesis currently have the necessary funding to resume the development of the Wound Care Technique, and the reduction of the MOU to a definitive agreement is contingent upon either the Company or NuGenesis obtaining the funding necessary to carry the proposed development through to completion

Online marketplace and community

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

However, with the Settlement Agreements and unwinding of the Asset Acquisition, and the shift in our structure and direction in the healthcare industry to attempt to become involved with NuGenesis in the development of the Wound Care Technique, as funding becomes available we intend to either (a) pursue the joint venture envisioned by the MOU with NuGenesis in the development of the Wound Care Technique, or (b) refocus on our Website and (i) modifying our online marketplace and community to focus on healthcare professionals and those in need of individual at-home and post-operative care, together with Hospitals and physicians who need part time or additional personnel due for expansion, or (ii) simply updating the Website as www.anytimeJobs.com.

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

Results of Operation

Three Months Ended December 31, 2017 and 2016

Revenue.

Revenue was $0 for the three months ended December 31, 2017 and 2016.

Cost of Sales.

Cost of sales was $0 for the three months ended December 31, 2017 and 2016.

Operating Expenses.

Operating expenses were $811,769 and $402,260 for the three months ended December 31, 2017 and 2016, respectively. Operating expenses consist of general and administrative expenses and related party compensation. During the three months ended December 31, 2017 and 2016 general and administrative expenses were $768,775 and $98,856, respectively. During the three months ended December 31, 2017 and 2016, the Company recorded $640,000 and $-0- of stock-based compensation to non-related parties. During the three months ended December 31, 2017 and 2016 related party compensation was $42,994 and $303,404, respectively. Related party compensation included $186,904 of stock-based compensation during the three months ended December 31, 2016.

Interest Expense.

Interest expense was $201,254 and $36,479 for the three months ended December 31, 2017 and 2016, respectively, which related to interest accrued on borrowings, which were greater at December 31, 2017 as a result of newly issued debt. Included in interest expense for the three months ended December 31, 2017 and 2016, was also $91,617 and $14,392, respectively, of non-cash interest expense related to the amortization of the debt discount and beneficial conversion feature.

Interest Income.

Interest income was $-0- and $504 for the three months ended December 31, 2017 and 2016, respectively, which related to interest due on notes receivable and interest earned in bank accounts, which were greater in the three months ended December 31, 2017.

Forgiveness of Accounts Payable.

During the three months ended December 31, 2017, a vendor cancelled the amount the Company owed. Accordingly, the Company recorded a forgiveness of debt in the amount of $73,644.

Gain(Loss) on derivative.

The Company recorded a net gain on derivative in the amount of $61,221 in the three months ended December 31, 2017 compared to a loss on derivative of $14,319 during the three months ended December 31, 2016.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended December 31, 2017 and 2016:

	2017	2016
Operating Activities	$(92,493)	$(182,568)
Investing Activities	-	-
Financing Activities	48,410	685,000
Net Effect on Cash	$(44,083)	$502,432

Since acquiring the business plan and Website, during our fiscal year ended September 30, 2016, most of our resources and work was devoted to the development of the Website segment of our business. However, this has been suspended for the time being due to certain modifications needed to eliminate the risk of cyber-attacks. When those procedures are completed, which we believe will occur over several months following the receipt of adequate financing, we may resume work on our Website as well further internal development of software for which we have developed our initial framework of and completed some coding. We believe that the work needed to initiate and complete the software development for our online marketplace and community portal, attract developers, and initiate our marketing plans, including the development of a saleable product suite, may be in excess of $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we will then commence the launch of our intended services and software products to the public. If we are able to use internal resources only (primarily consisting of the services of our president and chief financial officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds from third party sources, the development costs would have to be funded by current shareholders, management or by third-parties through the issuance of Convertible or Demand Promissory Notes. While we have previously engaged the services of an established software development firm which we used on an as "needed basis", their involvement is limited by our ability to raise financing. Our goal would be to have software products available, services available, multiple sales channels and a comprehensive corporate website up and running within one year after receipt of adequate financing, but there is no way of estimating what the likelihood of achieving that goal would be.

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

As of December 31, 2017, we owed $610,410 in accounts payable, accrued expenses and to related parties, a substantial portion of which are past due. The only agreements, written or oral, with any vendors or other providers for payment of services or expenses are with respect to (i) contracted investor relation services, and (ii) compensation to the Company's President, our Chief Executive Officer and our Chief Financial Officer, one of whom is a director. There are no other significant liabilities at December 31, 2017.

As of December 31, 2017, the Company had one note payable issued and outstanding to a third-party lender with a total principle of $25,000 and accrued interest of $15,912. The note was due on June 30, 2015, has an interest rate of 12%. This note is in default and remains unpaid at December 31, 2017.

As of December 31, 2017, the Company had three notes payable issued and outstanding with a former director with a total principle of $74,500 and accrued interest of $14,366. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016, and have an interest rate of 10%. The former director for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD”) of which Mr. Brian Loiselle, the EWSD Managing Member, was also a former director of the Company. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to one week after the closing of a certain contemplated farm property acquisition or October 31, 2016. The three notes have been reclassified to non-related party debt. See NOTE 6 above.

On December 28, 2017, the Company entered into a note payable in the aggregate principal amount of $106,410. The Note matures on March 31, 2018, and bears interest at the rate of 12% per annum. As of December 31, 2017, the note balance and accrued interest is $106,410 and $105, respectively. This note remains unpaid at December 31, 2017

As of December 31, 2017, the Company had five convertible notes payable issued and outstanding with a total principle of $222,500 and accrued interest of $5,437. The notes are due December 31, 2017 through October 13, 2020 and have interest rates of 5% to 12%. The notes remain unpaid as of December 31, 2017.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Also, on September 2, 2016, the Company amended and restated the Default Note. The Exchange Note matures on December 31, 2017, and bears interest at the rate of 8% per annum, and the principal and interest due thereunder may be prepaid at any time. The Exchange Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11, which amount represents the average trailing average high closing Ask price of the Company’s common stock as of the date of issuance of the Exchange Note.

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

On August 14, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Kingdom Note”) in the aggregate principal amount of $65,000. The Note matures on November 14, 2017 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $65,000 of debt discount as a contra liability and amortized $31,056 of the discount during the three months ended December 31, 2017. As of December 31, 2017, the note balance and accrued interest is $65,000 and $1,995, respectively. This note is in default and remains unpaid at December 31, 2017, however, the Company and the Payee entered into a Debt Conversion Agreement in February, 2018 pursuant to which the Payee received shares of the Company’s Series A Convertible Preferred Stock in exchange for the full release of any and all obligations related to the Kingdom Note. Refer to NOTE 13. SUBSEQUENT EVENTS.

On August 23, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Hayden Note”) in the aggregate principal amount of $50,000. The Note matures on August 23, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $50,000 of debt discount as a contra liability and amortized $4,197 of the discount during the three months ended December 31, 2017. As of December 31, 2017, the note balance and accrued interest is $50,000 and $1,424, respectively. This note remains unpaid at December 31, 2017.

On September 12, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “First Fire Note”) in the aggregate principal amount of $82,500. The Note matures on September 12, 2018 (the “Maturity Date”), and bears interest at the rate of 5% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 21-day period ending on the latest complete Trading Day prior to the Conversion Date. As of December 31, 2017, the note balance and accrued interest is $82,500 and $1,243. This note remains unpaid at December 31, 2017.

On October 13, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Escala Note”) in the aggregate principal amount of $20,000. The Note matures on October 13, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.30 per share. Due to the beneficial conversion feature of this note, the Company recorded $12,667 of debt discount as a contra liability and amortized $913 of the discount during the three months ended December 31, 2017. As of December 31, 2017, the note balance and accrued interest is $20,000 and $346, respectively. This note remains unpaid at December 31, 2017.

On December 28, 2017, the Company entered into a note payable in the aggregate principal amount of $106,410. The Note matures on March 31, 2018, and bears interest at the rate of 12% per annum. As of December 31, 2017, the note balance and accrued interest is $106,410 and $105, respectively. This note remains unpaid at December 31, 2017

On December 29, 2017, the Company issued 2,000,000 to Duplitrans and the legal counsel of Duplitrans in regards to the agreement with GandTex. On the date of the settlement, October 24, 2017, the shares had a fair market value of $640,000. Accordingly, the Company recorded $640,000 of stock based compensation during the three months ended December 31, 2017. All of the Company’s 10,000,000 Series B Convertible Preferred Stock, previously issued to GandTex, were cancelled during the quarter ended December 31, 2017.

As of December 31, 2017, the Company had five convertible notes payable issued and outstanding with a total principle of $222,500 and accrued interest of $5,437. The notes are due December 31, 2017 through October 13, 2020 and have interest rates of 5% to 12%. The notes remain unpaid as of December 31, 2017.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1
3.2
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuLife Sciences, Inc.

Date: February 23, 2018	By:	/s/ Fred Luke
Fred Luke
President
(Duly Authorized Officer and Principal Executive Officer)

