Form 10-K/A
period 2017-09-30
NuLife Sciences, Inc.
filed 2018-03-16
CIK 1592603

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2017, filed with the Securities and Exchange Commission on February 20, 2018 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NULIFE SCIENCES, INC.

Date: March 16, 2018	By:	/s/ Fred S. Luke
Fred S. Luke
President (Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Luke	President	March 16, 2018
Fred Luke

/s/ Sean Clark	Chief Financial Officer, Secretary	March 16, 2018
Sean Clarke	and Sole Director