Form 10-Q/A
period 2017-12-31
NuLife Sciences, Inc.
filed 2018-03-27
CIK 1592603

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of February 20, 2018, there were 40,504,391 shares of $0.001 par value common stock, issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2018 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NuLife Sciences, Inc.

Date: March 27, 2018	By:	/s/ Fred Luke
Fred Luke
President
(Duly Authorized Officer and Principal Executive Officer)