Form 10-Q
period 2018-03-31
NuLife Sciences, Inc.
filed 2018-05-21
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 15, 2018, there were 40,914,647 shares of $0.001 par value common stock, issued and outstanding.

1

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Condensed Consolidated Balance Sheets

	March 31, 2018 (Unaudited)	September 30, 2017

ASSETS

CURRENT ASSETS:
Cash	$12	$44,123
Prepaid expenses	—	5,000
Advances receivable	—	1,090
Total Current Assets	12	50,213

Security deposit	4,871	4,871

TOTAL ASSETS	$4,883	$55,084

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$417,833	$633,689
Due to related parties	226,110	84,500
Accrued interest	45,392	36,508
Notes payable	205,910	99,500
Convertible note, current portion, net	102,110	58,432
TOTAL CURRENT LIABILITIES	997,355	912,629

Convertible notes, net	21,478	23,027
Derivative liability	65,441	231,733
TOTAL LONG TERM LIABILITIES	86,919	254,760

TOTAL LIABILITIES	1,084,274	1,167,389

STOCKHOLDERS’ DEFICIT:
Preferred stock Series A, $0.001 par value; 15,000,000 shares authorized; 142,500 and 117,500 issued or outstanding, respectively	143	118
Preferred stock Series B, $0.001 par value; 10,000,000 shares authorized; nil and 10,000,000 issued or outstanding, respectively	—	10,000
Common stock, $0.001 par value; 475,000,000 shares authorized; 40,658,237 and 37,797,238 shares issued and outstanding, respectively	40,658	37,797
Additional paid in capital	6,373,533	5,445,385
Accumulated deficit	(7,493,725)	(6,605,605)
TOTAL STOCKHOLDERS’ DEFICIT	(1,079,391)	(1,112,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,883	$55,084

The accompanying notes are an integral part of these unaudited financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross Profit	—	—	—	—
Operating expense:
General and administrative expenses	(53,330)	(2,773,165)	(822,105)	(2,872,021)
Related party compensation	(90,500)	(57,638)	(133,494)	(361,042)
Total operating expense	(143,830)	(2,830,803)	(955,599)	(3,233,063)
Income (loss) from operations	(143,830)	(2,830,803)	(955,599)	(3,233,063)
Interest expense	(36,103)	(83,115)	(237,357)	(119,594)
Interest income	—	161	—	665
Forgiveness of accounts payable	188,000	—	261,644	—
Loss on settlement of debt	(55,147)	—	(55,147)	—
Gain on change in fair value of derivative and derivative expense	37,118	17,643	98,339	3,324
Income (loss) before provision for income tax	(9,962)	(2,896,114)	(888,120)	(3,348,668)
Provision for income taxes	—	—

Net Loss	$(9,962)	$(2,896,114)	$(888,120)	$(3,348,668)
Basic and diluted Loss per share	$(0.00)	$(0.09)	$(0.02)	$(0.11)
Weighted average common shares outstanding – basic and diluted	40,536,870	31,085,800	39,979,594	31,085,800

The accompanying notes are an integral part of these unaudited financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(888,120)	$(3,348,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - amortization of debt discount	197,296	92,550
(Gain) loss on change in fair value of derivative and derivative expense	(87,063)	(3,324)
Derivative liability written off due to conversion of debt	(11,276)
Stock-based compensation expense	640,000	2,700,654
Forgiveness of accounts payable	(261,644)	—
Loss on settlement of debt	55,147	—
Bad debt	—	25,904
Note receivable	—	(663)
Prepaid expenses	5,000	—
Accounts payable and accrued expenses	103,288	55,305
Due to related party	142,700	(7,867)
Accrued interest payable	11,651	27,045

Net Cash Used in Operating Activities	(93,021)	(459,064)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	106,410	685,000
Proceeds from the issuance of convertible notes	20,500	—
Payment of convertible notes	(78,000)	—
Net Cash Provided by Financing Activities	48,910	685,000

CHANGE IN CASH	(44,111)	225,936
CASH AT BEGINNING OF PERIOD	44,123	1,086
CASH AT END OF PERIOD	$12	$227,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for convertible debt and interest	$87,767	$—
Derivative liability written off due to payment of debt	$67,953	$—
Derivative liability written off due to conversion of debt	$11,276	$—
Intrinsic value of beneficial conversion feature	$12,667	$—

The accompanying notes are an integral part of these unaudited financial statements.

NULIFE SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

NOTE 1 - ORGANIZATION

NuLife Sciences Inc., formerly SmooFi, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 15, 2013. The Company issued 7,250,000 shares of its common stock to our founder, Derek Cahill, as consideration for the purchase of a business plan along with a website. On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company's common stock (the “Forward Split”). Accordingly, shareholders owning shares of the Company's common stock received two additional shares of the Company for each share they owned, and Mr. Cahill’s 7,250,000 shares became 21,750,000 shares. Prior to the Forward Split the Company had 10,128,600 shares issued and outstanding and following the Forward Split. At March 31,2018 the Company had 40,504,391 shares issued and outstanding.

During our fiscal year ended September 30, 2017, the Company formed three subsidiaries in the state of Nevada: NuLife BioMed, Inc. (“NuLife BioMed”), NuLife Technologies, Inc. (”NuLife Technologies”) and NuLife Medical Inc., (“NuLife Medical”), and one in the state of Wyoming: , NuLife Oncology LLC, a Wyoming Limited Liability Company (“NuLife Oncology”), the Managing Member of which is NuLife Technologies. NuLife BioMed was the only active subsidiary during the period ended March 31, 2018. All due Diligence and research activities as to other applications of the NuLife Process, and other opportunities which could be acquired, developed and operated through NuLife Medical and NuLife Technologies, including the Company’s updating to resolve the security issues and reposting of our Website, have been paid by NuLife Sciences Inc.

On January 29, 2017, the Company announced the completion of an Asset Purchase Agreement to acquire all of the assets (the “Asset Purchase”) of GandTex LLC, a Texas Limited Liability Company (“GandTex”). GandTex is a biomedical company focused on advancing human organ transplant technology and medical research. The assets being transferred pursuant to the Asset Purchase consisted of certain proprietary patents for eliminating the need for an organ or tissue match, and the necessity for anti-rejection drugs, as well as management of, and historical data for, animal trials (“Animal Trials”) conducted by GandTex(collectively, the “GandTex Assets”). Pursuant to the terms of the Asset Purchase, and upon achieving certain pro-forma goals, the Company agreed to provide additional funding for the Trials in the aggregate amount of $300,000. In exchange for the GandTex Assets, the Company issued to GandTex 10,000,000 shares of its Series B Convertible Preferred Stock. GandTex is owned and controlled by a single individual Managing Member who beneficially owns 70% of GandTex The Asset Purchase was amended by an Addendum to the Asset Purchase Agreement effective July 11, 2017, and subsequently restructured so as to perfect ownership of the GandTex Assets by way of the GandTex Restructuring Agreements effective July 27, 2017 between GandTex and Duplitrans Inc. (“Duplitrans”), and as to certain of the agreements, the Company. In late October 2017, the Company terminated the Asset Purchase and the GandTex Restructuring Agreements on October 24, 2017 in an unwinding of the Asset Purchase by way of a Settlement an Release Agreement dated October 24, 2017, involving the full return of the 10,000,000 shares of the Company’s Series B Convertible Preferred Stock in exchange for a full release of any and all claims that Duplitrans or GandTex may have had against the Company, and the transfer of the patents contained within the GandTex Assets to GandTex, and the Exclusive License to Duplitrans, and we entered into a Memorandum of Understanding with NuGenesis, a new entity being formed by certain shareholders of Duplitrans, with the intent to continue the development of the Wound Care technique in concert with NuGenesis. On December 29, 2017, the Company issued 2,000,000 common shares which 1,960,000 common shares were issued to Duplitrans and 40,000 common shares were issued to the legal counsel of Duplitrans in regards to the agreement with GandTex. On the date of the settlement, October 24, 2017, the shares had a fair market value of $640,000. Accordingly, the Company recorded $640,000 of stock-based compensation during the three months ended December 31, 2017. Refer to NOTE 4 – Asset Purchase Agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting. The Company elected a September 30 fiscal year-end. These financial statements present the consolidated financial statements of NuLife Sciences, Inc. and its two wholly owned subsidiaries, NuLife Biomed, NuLife Technologies, an NuLife Medical, along with NuLife Oncology, of which NuLife Technologies is the Managing Member, as of the Company’s March 31, 2018.

NuLife Technologies, Inc., NuLife Medical and NuLife Oncology were all inactive at March 31, 2018 and remain inactive as of the date of this report. All due diligence and research activities as to other applications of the NuLife Process, and other opportunities which could be acquired, developed and operated through NuLife Medical and NuLife Technologies, including the Company’s updating to resolve the security issues and reposting of our Website, have been paid by NuLife Sciences Inc.

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2017 included in our Annual Report on Form 10-K. The results of the three and six-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending September 30, 2018.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company does not have any cash equivalent as of March 31, 2018 and September 30, 2017.

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

Fair Value Measurements and Disclosures

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Convertible notes (net of discount) – March 31, 2018	$—	$—	$123,588
Convertible notes (net of discount) – September 30, 2017	$—	$—	$81,459
Derivative liability – March 31, 2018	$—	$—	$65,441
Derivative liability – September 30, 2017	$—	$—	$231,733

The following table provides a summary of the changes in fair value of the Company’s Convertible Promissory Notes, which are both Level 3 liabilities as of March 31, 2018:

Balance at September 30, 2017	$81,459
Issuance of notes	20,500
Accretion of debt discount	100,122
Debt discount on convertible notes due to beneficial conversion feature	(12,667)
Accretion of debt discount due to beneficial conversion feature	97,174
Payment of convertible debt	(78,000)
Conversion of principal into shares of common stock	(85,000)
Balance March 31, 2018	$123,588

The Company determined the value of its convertible notes using a market interest rate and the value of the derivative liability issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of March 31, 2018 and September 30, 2017.

The Company determined the value of warrants issued to a consultant using the Black-Scholes Model. There is no active market for the warrants and the value was based on the warrant terms in addition to other facts and circumstances at the end of the Company’s period ended March 31, 2018 and its fiscal year ended September 30, 2017.

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

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2018, the Company had a net loss of $888,120. As of March 31, 2018, the Company had a working capital deficit of $989,597 and an accumulated deficit of $7,493,725. The Company does not have a source of revenue and does not anticipate having one in the near future. Without additional capital, the Company will not be able to remain in business within the next twelve months.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

NOTE 4 - ASSET PURCHASE AGREEMENT

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

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company will pay the consultant a monthly fee of $8,500 on the first day of each month with the payment deferred until the Company closes financing in the amount of $3 million or greater. Additionally, the Company was required to issue the consultant 200,000 shares of common stock on October 1, 2015. The agreement was terminated on October 16, 2016. During the three and six months ended March 31, 2018 and 2017, the Company recorded compensation expense in the amount of $-0-and $-0- and $-0- and $2,133 related to this agreement.

On February 28, 2017, but effective January 5, 2017, the Company entered into an Advisory Agreement with Global Business Strategies Inc. (“Global“), a company controlled Mr. Luke (the “Global Agreement”). Pursuant to the Global Agreement the Company retained Global to provide management advice, corporate development strategies, to assist in the general and administrative functions, and to make Mr. Luke available to serve as a Director or a member of the Company’s management (the “Services” as defined in the Global Agreement).  In consideration for the Services the Company agreed to pay Global $8,500 per month, which included any and all fees for Mr. Luke continuing to serve as the Company’s President and fees to others working for Global and allowed for reimbursement of expenses up to $500 per month without prior written approval. The Company also agreed to pay Global an additional $1,500 per month if Mr. Luke was appointed to serve as a Director also incorporated you of the Company and agreed to issue to Global 55,000 shares of its Series A Convertible Preferred Stock. Mr. Luke has not been appointed a Director of the Company as of the date of this report. During the three and six months ended March 31, 2018 and 2017, the Company recorded compensation expense in the amount of $25,500 and $34,000 and $59,500 and $34,000 related to the Global Agreement.

On June 10, 2017, the Company entered into a Master Service Agreement with an investment consultant to provide services to the Company for a period of six months. The agreement calls for a budget of $215,000 with an initial payment of $150,000. Additionally, the agreement called for the issuance of 250,000 cashless warrants exercisable for three years at a price of 110% of the closing price on June 10, 2017. The Company paid $65,000 of the initial payment on August 14, 2017. On January 30, 2018, the Master Service Agreement was terminated and the Company received a refund of $38,000 in cash. Additionally, the remaining $85,000 of the initial payment and $65,000 of the balance of the agreement, for a total of $150,000 previously included in accounts payable was written off. The transactions resulted in a $188,000 gain on settlement during the six months ended March 31, 2018.

NOTE 6 - NOTES PAYABLE

As of March 31, 2018, the Company had a note payable issued and outstanding to a third-party lender with a total principle of $25,000 and accrued interest of $16,652. The note was due on June 30, 2015, has an interest rate of 12%. This note is in default and remains unpaid at March 31, 2018. The Company has been able in the past to arrange equity or debt financing sufficient to pay off its notes, not in dispute, but there cannot be any assurance that the Company will be able to continue to attract such financing in the future.

 As of March 31, 2018, the Company had three notes issued and outstanding payable, to East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD” with a total principle of $74,500 and accrued interest of $16,203. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes were due on the later of one week after the closing of the assignment by EWSD of a property located in Colorado commonly referred to as the "Stroud Property", or July 31, 2016, and have an interest rate of 10%.). The Managing Member of EWSD is Mr. Brian Loiselle, who was appointed as a member of the Company's Board of Directors in consideration for Mr. Loiselle effecting the assignment by EWSD of the Stroud Property, and his appointment was subject to the Company amending its By-laws to increase its present Board from one (1) to five (5) in order for Mr. Loiselle to legally hold a seat on the Company's Board. The acquisition of the Stroud Property never closed, and the Company's By-laws were not amended until mid-2016.  On June 30, 2016, the Company entered into Amendment #1 (the “EWSD Amendment”) to these three notes to extend the Due Date to October 31, 2016 or one week after the closing of the Stroud Property: the assignment by EWSD of the Stroud Property to the Company never occurred, and Mr. Loiselle was never legally a member of the Company's Board of Directors. Therefore, the three notes have been reclassified to non-related party debt, and the Company has taken the position, pursuant to the language of the EWSD Notes and the Amendment, that there is no legal date for repayment, however, it intends to leave the subject notes on its Financial Statements until a mutual settlement agreement can be reached between Mr. Loiselle and the Company.

On December 28, 2017, the Company entered into a note payable in the aggregate principal amount of $106,410. The Note matures on March 31, 2018, and bears interest at the rate of 12% per annum. As of March 31, 2018, the note balance and accrued interest is $106,410 and $3,254, respectively. This note remains unpaid at March 31, 2018 and is in default.

NOTE 7 - CONVERTIBLE NOTES

Convertible notes consist of the following:

	March 31, 2018	September 30, 2017

Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due December 2019.	$5,000	$80,000
Convertible note payable, annual interest rate of 12%, convertible into common stock at a variable rate per share and due June 2018	—	78,000
Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due November 2017	65,000	65,000
Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due August 2020	50,000	50,000
Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and due September 2018	73,000	82,500
Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.30 per share and due October 13, 2020	20,000	—
Unamortized debt discount	(35,890)	(91,480)
Unamortized debt discount due to beneficial conversion feature	(53,522)	(-)
	123,588	81,459
Less current portion	102,110	58,432
Convertible debt, net of current portion and debt discount	$21,478	$23,027

During the year ended September 30, 2017, the Company entered into certain Note Purchase Agreements (collectively the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes, in the aggregate principal amount of $685,000. The Purchase Notes are due in 36 months. The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. Due to the beneficial conversion feature of these notes, the Company recorded $635,545 of debt discount as a contra liability and amortized $576,838 of the discount during the year ended September 30, 2017. During July 2017, certain note holders converted their respective principal and accrued interest into 5,720,066 shares of the Company’s common stock. During October 2017, all but four (4) note holders converted their respective principal and accrued interest into 707,153 shares of the Company’s common stock. As of March 31, 2018, the note balances and accrued interest are $5,000 and $517, respectively.

On June 26, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Power Up Note”) in the aggregate principal amount of $78,000. The Power Up Note matures on June 30, 2018 (the “Maturity Date”), and bears interest at the rate of 12% per annum. After 180 days, the Note may not be prepaid. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date. This note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 10-day period ending on the latest complete Trading Day prior to the Conversion Date. Due to the beneficial conversion feature of this note, the Company recorded $78,000 of debt discount as a contra liability and amortized $57,707 of the discount during the three months ended December 31, 2017. During six months ended March 31, 2018, this note along with accrued interest and a prepayment charges were paid in full.

On August 14, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Kingdom Note”) in the aggregate principal amount of $65,000. The Note matures on November 14, 2017 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $65,000 of debt discount as a contra liability and amortized $65,000 of the discount during the six months ended March 31, 2018. As of March 31, 2018, the note balance and accrued interest is $65,000 and $3,317, respectively. This note is in default and remains unpaid at March 31, 2018.

On August 23, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Hayden Note”) in the aggregate principal amount of $50,000. The Note matures on August 23, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $50,000 of debt discount as a contra liability and amortized $10,037 of the discount during the six months ended March 31, 2018. As of March 31, 2018, the note balance and accrued interest is $50,000 and $2,448, respectively. This note remains unpaid at March 31, 2018.

On September 12, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “First Fire Note”) in the aggregate principal amount of $82,500. The Note matures on September 12, 2018 (the “Maturity Date”), and bears interest at the rate of 5% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 21-day period ending on the latest complete Trading Day prior to the Conversion Date. On March 12, 2018, the Company issued 153,846 shares of common stock in conversion of $9,500 principal and $500 of added fees. As of March 31, 2018, the note balance and accrued interest is $73,000 and $2,260. This note remains unpaid at March 31, 2018.

On October 13, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Escala Note”) in the aggregate principal amount of $20,000. The Note matures on October 13, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.30 per share. Due to the beneficial conversion feature of this note, the Company recorded $12,667 of debt discount as a contra liability and amortized $1,953 of the discount during the six months ended March 31, 2018. As of March 31, 2018, the note balance and accrued interest is $20,000 and $741, respectively. This note remains unpaid at March 31, 2018.

NOTE 8 - DERIVATIVE LIABILITY

During June 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $78,000. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 65% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Note accrues interest at a rate of 12% per annum and matures on June 30, 2018. The note was paid in full during the six months ended March 31, 2018.

During September 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $82,500. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 65% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Note accrues interest at a rate of 5% per annum and matures on September 12, 2018. As of March 31, 2018, the note balance and accrued interest is $73,000 and $2,260. This note remains unpaid at March 31, 2018.

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

During the three and six months ended March 31, 2018 and 2017, the Company recorded the gain (loss) in fair value of derivative and derivative expense in the amount of $37,118 and $17,643 and $98,339 and $3,324, respectively.

For the three and six months ended March 31, 2018 and 2017, $20,975 and $12,818 and $100,123 and $25,921, were expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at September 30, 2017	$231,733
Change in fair value of derivative at period end	(87,063)
Derivative liability written off due to conversion of related debt	(11,276)
Derivative liability written off due to payment of related debt	(67,953)
Balance at March 31, 2018	$65,441

NOTE 9 - SHARE CAPITAL

The Company is authorized to issue 475,000,000 shares of $.001 par value common stock and 25,000,000 shares of$.001 par value preferred stock.

As of March 31, 2018, the Company had 40,658,237 shares of its common stock issued and outstanding, with 142,500 shares of its Series A Convertible Preferred Stock issued and outstanding and -0- shares of its Series B Convertible Preferred Stock issued and outstanding.

On December 29, 2017, the Company issued 2,000,000 to Duplitrans and the legal counsel of Duplitrans in regards to the agreement with GandTex. On the date of the settlement, October 24, 2017, the shares had a fair market value of $640,000. Accordingly, the Company recorded $640,000 of stock-based compensation during the six months ended March 31, 2018. In consideration for the 2,000,000 shares of common stock all of the Company’s 10,000,000 Series B Convertible Preferred Stock, previously issued to GandTex, were cancelled during the six months ended March 31, 2018.

During the six months ended March 31, 2018, the Company issued 860,999 shares of common stock in payment of $87,767 of convertible debt.

During the six months ended March 31, 2018, the Company issued 25,000 shares of Preferred A stock in payment of $57,500 of accounts payable. The shares had a value of $112,647, accordingly the Company recorded a $55,147 loss on settlement of accounts payable.

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

o      Holders of shares of Series A Stock, upon Board of Directors approval, may convert at any time following the issuance upon sixty-one (61) day written notice to the Corporation. Each share of Series A Preferred Stock shall be convertible into such number of fully paid and non-assessable shares of Common Stock as is determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities, including securities convertible into or　exchangeable for Common Stock, whether or not then convertible or exchangeable (b) subscriptions, rights, options and warrants to purchase shares of Common Stock, whether or not then exercisable, but entitled to vote on matters submitted to the Shareholders (collectively, “Derivative Securities”), issued by the Corporation and outstanding as of the Date of Conversion, by .000001, then multiplying that number of shares of Series A Stock to be converted.

o      In case of any consolidation, merger of the Corporation, or a change of control of he Company’s Board of Directors the holders are entitle, without any further action required or permission by the Board, to exercise their conversions rights. In the case of any consolidation, merger of the Corporation, Board of Directors shall mail to each holder of Series A Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Stock into shares of Common Stock pursuant to this paragraph and thereafter receive the number of shares of Common Stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 8.1(a) hereof; provided however that the Series A Stock shall not be subject to or affected as to the number of Conversion Shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

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

Series B Preferred Stock

o    In conjunction with the unwinding of the Asset Acquisition with GandTex, the Company cancelled all 10,000,000 shares of its Series B Preferred Stoc (“Series B Stock”). Pursuant to the terms of the Series B Stock, the shares of Series B Stock acquired by the Corporation by reason of conversion or otherwise, can be reissued but only as an amended class, not as shares of Series B Stock.

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

Stock option transactions for the six months ended March 31, 2018 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2017	3,120,000	$0.17	2.26	$355,200
Granted	-	-	-	$-
Exercised	-	-
Expired	(1,000,000)	0.12	2.08	$120,000
Outstanding, March 31, 2018	2,120,000	$0.17	1.76	$355,200
Exercisable, March 31, 2018	2,120,000	$0.17	1.76	$355,200

The initial fair value of the options was $308,909 charged to operating expense during the year ended September 30, 2017. The fair value of the option was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%
(2) expected volatility of	236%,313%,223%
(3) risk-free interest rate of	1.28%,1.46%,.98%
(4) expected life of	3 years, and
(5) fair value of the Company’s common stock of	$0.13, $0.60, $0.11 per share.

Warrants

On June 10, 2016, the Board approved the grant of 250,000 common stock purchase warrants to a consultant at an exercise price of not less than One Hundred Ten percent (110%) of the ten (10) day lowest trailing average closing bid price of such shares on the date of execution of the warrant which was $0.66 per share. The warrants vested immediately.

Warrant transactions for the six months ended March 31, 2018 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2017	250,000	$0.66	2.70
Granted	-	-	-
Exercised	-	-
Expired	(250,000)	$0.66	2.44
Outstanding, March 31, 2018	-	-	-
Exercisable, March 31, 2018	-	-	-
18

The initial fair value of the options was $144,800 charged to operating expense during the year ended September 30, 2017. The fair value of the option was determined using the Black-Scholes Model with the following assumptions:

(1) dividend yield of	0%
(2) expected volatility of	249%
(3) risk-free interest rate of	1.5%
(4) expected life of	3 years, and
(5) fair value of the Company’s common stock of	$0.60 per share.

The Company recorded $0- and $-0- and $-0- and $186,904 of stock compensation expense in the statements of operations for the three and six months ended March 31, 2018 and 2017, respectively, related to non-vested share-based compensation arrangements granted under existing stock option plans.

As of March 31, 2018, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

NOTE 10 - CONTINGENCY

As of March 31, 2018, as described in Note 6, the Company has accrued $53,200 in accrued expenses, note payable of $74,500 and accrued interest of $16,203 due EWSD. At September 30, 2017 the Company owed EWSD the aggregated amount of $138,311, which is past due and has been in default since October 31, 2016. On top of the amount accrued by the Company, Mr. Loiselle had demanded for a penalty fee of $101,235, which is approximately 18% monthly default rate on the amount past due. We believe the penalty fee imposed is invalid and are currently in dispute with Mr. Loiselle. See NOTE 6. above.

NOTE 11 - FORGIVENESS OF ACCOUNTS PAYABLE

On November 15, 2017, a service vendor with a balance due of $73,644 agreed to cancel the debt owed by The Company. Accordingly, the Company recorded $73,644 of forgiveness of debt during the three and six months ended March 31, 2018.

On January 30, 2018, the Master Service Agreement mentioned in Note 5 was terminated and the Company received a refund of $38,000 in cash. Additionally, the remaining $85,000 of the initial payment and $65,000 of the balance of the agreement, for a total of $150,000 previously included in accounts payable was written off. The transactions resulted in a $188,000 gain on settlement during the six months ended March 31, 2018.

On March 23, 2018, the Company issued 25,000 shares of Series A Preferred shares to a vendor in exchange for the payment of $57,500 of accounts payable. The shares had fair value of $112,647. Accordingly, the Company recorded $55,147 of loss on settlement during the three and six months ended March 31, 2018.

NOTE 12 - LEASE AGREEMENT

During May 2017, the executed a 5-year lease for a laboratory at NOVA Southeastern University at which the Company will be utilizing the NuLife Technique to process organs, as well as conducting bench research to better characterize and assess the impact of the technique. The lease calls for monthly payments of $2,582, which includes the initial base rent of $1,925 along with applicable taxes and shared operating expenses. The lease required a security deposit in the amount of $4,871 and requires a 4% increase in base rent annually. Rent expense for three and six months ended March 31, 2018 and 2017 was $-0- and $-0- and $8,225 and $-0-, respectively.

Future minimum lease payments are as follows for the years ending:

September 30, 2018 (remaining months)	$17,633
September 30, 2019	24,344
September 30, 2020	25,318
September 30, 2021	26,331
September 30, 2022	18,016
$111,642

NOTE 13 - SUBSEQUENT EVENTS

On April 17, 2018, the Company issued 256,410 shares of common stock in conversion of $9,500 principal and $500 of added fees.

20

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

Company Overview

As a result of the Company not receiving the working capital promised by certain third parties, development of the two business segments described below has been slow and have not generated any revenues since its inception on October 15, 2013. In August 2017, changing our name and pursuing the various biomedical opportunities which had been presented to us, one of which, the patents and other rights owned by GandTex seemed very attractive and we elected to acquire the patents purportedly owned by GandTex and develop what is now termed the “NuLife Process” or NuLife Technique”. As a result of operating difficulties relating primarily to the hurricanes and related severe weather in southern Florida, the home of our Animal Trials, and the discovery that certain critical information related to the actual surgical process has been withheld by the inventor of the NuLife Process, we suspended the organ transplantation activities in October 2017. In connection with the return of the Exclusive License to Duplitrans and the return of and the patent rights acquired from GandTex pursuant to individual Settlement and Release Agreements with Duplitrans and GandTex (the “Settlement Agreements).

While the organ transplantation activities were suspended we began investigating other applications of the NuLife Process, in particular the Wound Care Technique. To date, the Company’s participation in the proposed Wound Care activities are still in the investigation stage, without significant expenditures by the Company due to our efforts to maintain adequate funding for our corporate operations. Further, the commercial relationship between the NuGenesis and Duplitrans has not yet been established in an adequate definitive joint venture agreement, but only through the MOU during this exploratory stage of the business. Neither the Company or NuGenesis currently have the necessary funding to resume the development of the Wound Care Technique, and the reduction of the MOU to a definitive agreement is contingent upon either the Company or NuGenesis obtaining the funding necessary to carry the proposed development through to completion. Additionally, management intends to refocus on our Website and (i) simply updating and resolving the security issues, and reposting our Website, www.anytimeJobs.com, or (ii) modifying our online marketplace and community to focus on healthcare professionals and those in need of individual at-home and post-operative care, together with Hospitals and physicians who need part time or additional personnel due for expansion, or (iii) using our web-presence and technology to take advantage of other health and safety technology opportunities currently in operation but in fragmented sectors of health data retention and personal and home security industries. We are currently negotiating an agreement for the work to be done to put the Website back online.

Online marketplace and community

The Company's initially-defined business strategy is to acquire and/or develop and market software and services that will significantly enhance the performance and functionality of the Internet services used by individuals and by small to medium sized businesses. However, .it appears that the Website will not be competitive in the “service” sector of the Internet space without certain modifications, but could have other applications which we may consider pursuing depending upon the results of the current Animal Trials, our investigation of the Wound Care Process and the potential opportunities in the oncology data management space. Since the acquisition of the organ transplant technology, we narrowed the focus of our platform to the healthcare industry. However, with the Settlement Agreements and unwinding of the Asset Acquisition, and the shift in our structure participation in the healthcare industry to attempt to become involved with NuGenesis, we intend to simply begin updating and resolving the security issues and reposting our Website, www.anytimeJobs.com, or (ii) modifying our online marketplace and community to focus on healthcare professionals and those in need of individual at-home and post-operative care, together with Hospitals and physicians who need part time or additional personnel due for expansion, or (iii) using our web-presence and technology to take advantage of other health and safety technology opportunities currently in operation but in fragmented sectors of health data retention and personal and home security industries. As of the date of this report we are negotiating with a web-programing organization to make the required modifications to our Website.

In general, the Company’s future plans as to the development of the NuLife Process at the Company’s existing facilities is fully dependent upon the funding of NuGenesis. The Company’s exploitation of a secondary application of the NuLife Process – known as the “Wound Care Technique” is dependent upon the Company obtaining additional equity capital or debt financing.

However, with the Settlement Agreements and unwinding of the Asset Acquisition, and the shift in our structure participation in the healthcare industry to attempt to become involved with NuGenesis in the development of the NuLife Process, as funding becomes available we intend to either (a) pursue the joint venture envisioned by the MOU with NuGenesis in the development of the NuLife Process, (b) explore the opportunities that we see in the exploitation of the Wound Care Technique outside the United States, and (b) refocus on our Website. As of the date of this report, all three of the Company’s activities should be work-in-progress, and all subject to obtaining the necessary debt financing or equity investments to continue to pursue the continued development of any one or all of the different business segments.

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

Results of Operation

Three Months Ended March 31, 2018 and 2017

Revenue.

Revenue was $0 for the three months ended March 31, 2018 and 2017.

Cost of Sales.

Cost of sales was $0 for the three months ended March 31, 2018 and 2017.

Operating Expenses.

Operating expenses were $143,830 and $2,830,803 for the three months ended March 31, 2018 and 2017, respectively. Operating expenses consist of general and administrative expenses and related party compensation. During the three months ended March 31, 2018 and 2017 general and administrative expenses were $53,330 and $2,773,165, respectively. During the three months ended March 31, 2018 and 2017, the Company recorded $-0- and $2,700,654 of stock-based compensation to non-related parties. During the three months ended March 31, 2018 and 2017 related party compensation was $90,500 and $57,638, respectively.

Interest Expense.

Interest expense was $36,103 and $83,115 for the three months ended March 31, 2018 and 2017, respectively, which related to interest accrued on borrowings, which were greater at March 31, 2018 as a result of newly issued debt. Included in interest expense for the three months ended March 31, 2018 and 2017, was also $5,557 and $52,237, respectively, of non-cash interest expense related to the amortization of the debt discount and beneficial conversion feature.

Interest Income.

Interest income was $-0- and $161 for the three months ended March 31, 2018 and 2017, respectively, which related to interest due on notes receivable and interest earned in bank accounts, which were greater in the three months ended March 31, 2017.

Settlement of Debt.

On January 30, 2018, the June 10, 2017 Master Service Agreement mentioned in Note 5 was terminated and the Company received a refund of $38,000 in cash. Additionally, the remaining $85,000 of the initial payment and $65,000 of the balance of the agreement, for a total of $150,000 previously included in accounts payable was written off. The transactions resulted in a $188,000 gain on settlement during the three months ended March 31, 2018.

On March 23, 2018, the Company issued 25,000 shares of Series A Preferred shares to a vendor in exchange for the payment of $57,500 of accounts payable. The shares had a value of $112,647. Accordingly, the Company recorded $55,147 of loss on settlement during the three months ended March 31, 2018.

Gain(Loss) on derivative.

The Company recorded a net gain on derivative in the amount of $37,118 in the three months ended March 31, 2018 compared to a net gain on derivative of $17,643 during the three months ended March 31, 2017.

Six Months Ended March 31, 2018 and 2017

Revenue.

Revenue was $0 for the six months ended March 31, 2018 and 2017.

Cost of Sales.

Cost of sales was $0 for the six months ended March 31, 2018 and 2017.

Operating Expenses.

Operating expenses were $955,599 and $3,233,063 for the six months ended March 31, 2018 and 2017, respectively. Operating expenses consist of general and administrative expenses and related party compensation. During the six months ended March 31, 2018 and 2017 general and administrative expenses were $822,105 and $2,872,021, respectively. During the six months ended March 31, 2018 and 2017, the Company recorded $640,000 and $2,700,654 of stock-based compensation to non-related parties. During the six months ended March 31, 2018 and 2017 related party compensation was $133,494 and $361,042, respectively. Related party compensation included $186,904 of stock-based compensation during the six months ended March 31, 2017.

Interest Expense.

Interest expense was $237,357 and $119,594 for the six months ended March 31, 2018 and 2017, respectively, which related to interest accrued on borrowings, which were greater at March 31, 2018 as a result of newly issued debt. Included in interest expense for the six months ended March 31, 2018 and 2017, was also $97,175 and $66,629, respectively, of non-cash interest expense related to the amortization of the debt discount and beneficial conversion feature.

Interest Income.

Interest income was $-0- and $665 for the six months ended March 31, 2018 and 2017, respectively, which related to interest due on notes receivable and interest earned in bank accounts, which were greater in the six months ended March 31, 2017.

Settlement of Debt.

On January 30, 2018, the June 10, 2017 Master Service Agreement mentioned in Note 5 was terminated and the Company received a refund of $38,000 in cash. Additionally, the remaining $85,000 of the initial payment and $65,000 of the balance of the agreement, for a total of $150,000 previously included in accounts payable was written off. The transactions resulted in a $188,000 gain on settlement during the six months ended March 31, 2018.

On March 23, 2018, the Company issued 25,000 shares of Series A Preferred shares to a vendor in exchange for the payment of $57,500 of accounts payable. The shares had a value of $112,647. Accordingly, the Company recorded $55,147 of loss on settlement during the six months ended March 31, 2018.

On November 15, 2017, a vendor cancelled the amount the Company owed. Accordingly, the Company recorded a forgiveness of debt in the amount of $73,644.

Gain(Loss) on derivative.

The Company recorded a net gain on derivative in the amount of $98,339 in the six months ended March 31, 2018 compared to a net gain on derivative of $3,324 during the six months ended March 31, 2017.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2018 and 2017:

	2018	2017
Operating Activities	$(93,021)	$(459,064)
Investing Activities	—	—
Financing Activities	48,910	685,000
Net Effect on Cash	$(44,111)	$225,936

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

As of March 31, 2018, we owed $636,197 in accounts payable, accrued expenses and due to related parties, a substantial portion of which are past due. The only agreements, written or oral, with any vendors or other providers for payment of services or expenses are with respect to (i) contracted investor relation services, and (ii) compensation to the Company's Medical Advisory Board member, and our Chief Financial Officer, one of whom is a director, and compensation accruing to Global. There are no other significant liabilities at March 31, 2018.

As of March 31, 2018, the Company had one note payable issued and outstanding to a third-party lender with a total principle of $25,000 and accrued interest of $16,652. The note was due on June 30, 2015, has an interest rate of 12%. This note is in default and remains unpaid at March 31, 2018.

As of March 31, 2018, the Company had three notes payable issued and outstanding with a former director with a total principle of $74,500 and accrued interest of $16,203. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016 and have an interest rate of 10%. The former director for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD”) of which Mr. Brian Loiselle, the EWSD Managing Member, was also a former director of the Company. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to one week after the closing of a certain contemplated farm property acquisition or October 31, 2016. The three notes have been reclassified to non-related party debt. See NOTE 6 above.

On December 28, 2017, the Company entered into a note payable in the aggregate principal amount of $106,410. The Note matures on March 31, 2018, and bears interest at the rate of 12% per annum. As of March 31, 2018, the note balance and accrued interest is $106,410 and $3,254, respectively. This note remains unpaid at March 31, 2018.

As of March 31, 2018, the Company had five convertible notes payable issued and outstanding with a total principle of $213,000 and accrued interest of $9,284. The notes are due December 31, 2017 through October 13, 2020 and have interest rates of 5% to 12%. The notes remain unpaid as of March 31, 2018.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company owes on three promissory notes that have an aggregate principal amount of $74,500 and are simple promissory notes with 10% annual interest to EWSD. The notes, which EWSD deems in default, however the Due Date as defined in each of the notes, and the subsequent amendment, call for repayment on July 16, 2016 or within one week of the closing of the purchase of Stroud Farms LLC (the “Stroud Property”). On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the Due Date to October 31, 2016 or one week after the closing of acquisition of the Stroud Property. The acquisition of the Stroud Property never occurred Further, there is not a default interest provided in the notes. Therefore, the notes continue to accrue interest at 10% per annum until paid or otherwise settled and discharged. Mr. Loiselle is demanding 18% per month interest for the past four months to the present. The Company has disputed this interest that is not detailed on the notes. Furthermore, Mr. Loiselle is claiming unpaid compensation of $10,000 per month for services without an agreement with the Company. These charges are also being disputed by the Company. These disputes represent a material risk and may be litigated in the future other than the aforementioned, the Company currently has no other litigation pending, threatened or contemplated, or unsatisfied judgments

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with contractors and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

On June 26, 2017, the Company entered into a Securities Purchase Agreement (“June SPA”) in connection with the issuance of a convertible promissory note (“June Note”) in the aggregate principal amount of $78,000. The June Note matures on June 30, 2018 (the “Maturity Date”), and bears interest at the rate of 12% per annum. After 180 days, the June Note may not be prepaid. Any amount of principal or interest on the June Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date. The June Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 10-day period ending on the latest complete Trading Day prior to the Conversion Date. The June SPA and the June Note contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies. During the six months ended March 31, 2018, this note along with accrued interest and a prepayment were paid in full.

On August 14, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Kingdom Note”) in the aggregate principal amount of $65,000. The Note matures on November 14, 2017 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $65,000 of debt discount as a contra liability and amortized $65,000 of the discount during the six months ended March 31, 2018. As of March 31, 2018, the note balance and accrued interest is $65,000 and $3,317, respectively. This note is in default and remains unpaid at March 31, 2018.

On August 23, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Hayden Note”) in the aggregate principal amount of $50,000. The Note matures on August 23, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $50,000 of debt discount as a contra liability and amortized $10,037 of the discount during the three months ended December 31, 2017. As of December 31, 2017, the note balance and accrued interest is $50,000 and $2,448, respectively. This note remains unpaid at March 31, 2018.

On September 12, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “First Fire Note”) in the aggregate principal amount of $82,500. The Note matures on September 12, 2018 (the “Maturity Date”), and bears interest at the rate of 5% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 21-day period ending on the latest complete Trading Day prior to the Conversion Date. On March 12, 2018, the Company issued 153,846 shares of common stock in conversion of $9,500 principal and $500 of added fees. As of March 31, 2018, the note balance and accrued interest is $73,000 and $2,260. This note remains unpaid at March 31, 2018.

On October 13, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Escala Note”) in the aggregate principal amount of $20,000. The Note matures on October 13, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.30 per share. Due to the beneficial conversion feature of this note, the Company recorded $12,667 of debt discount as a contra liability and amortized $913 of the discount during the three months ended December 31, 2017. As of March 31, 2018, the note balance and accrued interest is $20,000 and $741, respectively. This note remains unpaid at March 31, 2018.

On December 28, 2017, the Company entered into a note payable in the aggregate principal amount of $106,410. The Note matures on March 31, 2018, and bears interest at the rate of 12% per annum. As of March 31, 2018, the note balance and accrued interest is $106,410 and $3,254, respectively. This note remains unpaid at March 31, 2018.

On December 29, 2017, the Company issued 2,000,000 to Duplitrans and the legal counsel of Duplitrans in regards to the agreement with GandTex. On the date of the settlement, October 24, 2017, the shares had a fair market value of $640,000. Accordingly, the Company recorded $640,000 of stock based compensation during the six months ended March 31, 2018. All of the Company’s 10,000,000 Series B Convertible Preferred Stock, previously issued to GandTex, were cancelled during the six months ended March 31, 2018.

As of March 31, 2018, the Company had five convertible notes payable issued and outstanding with a total principle of $213,000 and accrued interest of $9,284. The notes are due December 31, 2017 through October 13, 2020 and have interest rates of 5% to 12%. The notes remain unpaid as of March 31, 2018.

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

NuLife Sciences, Inc.

Date: May 21, 2018	By:	/s/ Fred Luke
Fred Luke
President
(Duly Authorized Officer and Principal Executive Officer)

