Form 10-Q
period 2018-06-30
NuLife Sciences, Inc.
filed 2018-08-20
CIK 1592603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 20, 2018, there were 45,182,247 shares of $0.001 par value common stock, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)
Condensed Consolidated Balance Sheets

	June 30, 2018 (Unaudited)	September 30, 2017

ASSETS

CURRENT ASSETS:
Cash	$-	$44,123
Prepaid expenses	-	5,000
Advances receivable	-	1,090
Total Current Assets	-	50,213

Security deposit	4,871	4,871

TOTAL ASSETS	$4,871	$55,084

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$135,670	$633,689
Due to related parties	-	84,500
Accrued interest	44,044	36,508
Notes payable	117,500	99,500
Convertible note, current portion, net	48,818	58,432
TOTAL CURRENT LIABILITIES	346,032	912,629

Convertible notes, net	27,097	23,027
Derivative liability	46,368	231,733
TOTAL LONG TERM LIABILITIES	73,465	254,760

TOTAL LIABILITIES	419,497	1,167,389

STOCKHOLDERS’ DEFICIT:
Preferred stock Series A, $0.001 par value; 15,000,000 shares authorized; 742,500 and 117,500 issued or outstanding, respectively	743	118
Preferred stock Series B, $0.001 par value; 10,000,000 shares authorized; nil and 10,000,000 issued or outstanding, respectively	-	10,000
Common stock, $0.001 par value; 475,000,000 shares authorized; 45,182,247 and 37,797,238 shares issued and outstanding, respectively	45,182	37,797
Additional paid in capital	10,028,995	5,445,385
Accumulated deficit	(10,489,546)	(6,605,605)
TOTAL STOCKHOLDERS’ DEFICIT	(414,626)	(1,112,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,871	$55,084

The accompanying notes are an integral part of these unaudited financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended June 30, 2018 and 2017
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Revenue	$—	$—	$-	$-
Cost of sales	—	—	-	-
Gross Profit	—	—	-	-
Operating expense:
General and administrative expenses	(25,966)	(88,308)	(848,071)	(3,064,128)
Related party compensation	(101,800)	(111,656)	(235,292)	(368,899)
Total operating expense	(127,766)	(199,964)	(1,083,363)	(3,433,027)
Income (loss) from operations	(127,766)	(199,964)	(1,083,363)	(3,433,027)
Interest expense	(41,313)	(84,989)	(278,670)	(204,583)
Interest income	-	2	-	667
Forgiveness of accounts payable	-	-	261,644	-
Loss on settlement of debt	(2,845,816)	-	(2,900,964)	-
Gain on change in fair value of derivative and derivative expense	19,073	(42,903)	117,412	(39,579)
Income (loss) before provision for income tax	(2,995,822)	(327,854)	(3,883,941)	(3,676,522)
Provision for income taxes	—	—

Net Loss	$(2,995,822)	$(327,854)	$(3,883,941)	$(3,676,522)
Basic and diluted Loss per share	$(0.07)	$(0.01)	$(0.10)	$(0.12)
Weighted average common shares outstanding – basic and diluted	40,866,746	31,085,800	40,275,311	31,085,800

The accompanying notes are an integral part of these unaudited financial statements.

NuLife Sciences, Inc. (fka “SmooFi, Inc.”)
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended June 30, 2018 and 2017
(Unaudited)

	2018	2017

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,883,941)	$(3,676,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense – amortization of debt discount	224,123	81,173
(Gain) loss on change in fair value of derivative and derivative expense	(96,881)	114,579
Derivative liability written off due to conversion of debt	(20,531)
Stock-based compensation expense	640,000	2,700,654
Forgiveness of accounts payable	(261,644)	-
Loss on settlement of debt	2,900,964	-
Bad debt	-	25,904
Note receivable	-	(663)
Prepaid expenses	5,000	-
Security deposit	-	(4,871)
Accounts payable and accrued expenses	141,439	57,026
Due to related party	231,800	(12,500)
Accrued interest payable	26,138	45,410

Net Cash Used in Operating Activities	(93,533)	(669,810)

CASH FLOW FROM FINANCING ACTIVITIES:
Loan proceeds	106,410	763,000
Proceeds from the issuance of convertible notes	21,000	-
Payment of convertible notes	(78,000)	-
Net Cash Provided by Financing Activities	49,410	763,000

CHANGE IN CASH	(44,123)	93,190
CASH AT BEGINNING OF PERIOD	44,123	1,086
CASH AT END OF PERIOD	$-	$94,276

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITES:

Shares issued for convertible debt and interest	$3,321,592	$—
Derivative liability written off due to payment of debt	$67,953	$—
Derivative liability written off due to conversion of debt	$20,531	$-
Intrinsic value of beneficial conversion feature	$12,667	$—

The accompanying notes are an integral part of these unaudited financial statements.

NULIFE SCIENCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

NOTE 1 - ORGANIZATION

NuLife Sciences Inc., formerly SmooFi, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 15, 2013. The Company issued 7,250,000 shares of its common stock to our founder, Derek Cahill, as consideration for the purchase of a business plan along with a website. On April 21, 2015, the Board of Directors of the Company approved a three-for-one forward stock split of the Company's common stock (the “Forward Split”). Accordingly, shareholders owning shares of the Company's common stock received two additional shares of the Company for each share they owned, and Mr. Cahill’s 7,250,000 shares became 21,750,000 shares. Prior to the Forward Split the Company had 10,128,600 shares issued and outstanding and following the Forward Split. At June 30, 2018 the Company had 45,182,247 shares issued and outstanding.

During our fiscal year ended September 30, 2017, the Company formed three subsidiaries in the state of Nevada: NuLife BioMed, Inc. (“NuLife BioMed”), NuLife Technologies, Inc. (”NuLife Technologies”) and NuLife Medical Inc., (“NuLife Medical”), and one in the state of Wyoming: , NuLife Oncology LLC, a Wyoming Limited Liability Company (“NuLife Oncology”), the Managing Member of which is NuLife Technologies. NuLife BioMed was the only active subsidiary during the period ended June 30, 2018. All due Diligence and research activities as to other applications of the NuLife Process, and other opportunities which could be acquired, developed and operated through NuLife Medical and NuLife Technologies, including the Company’s updating to resolve the security issues and reposting of our Website, have been paid by NuLife Sciences Inc.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting. The Company elected a September 30 fiscal year-end. These financial statements present the consolidated financial statements of NuLife Sciences, Inc. and its two wholly owned subsidiaries, NuLife Biomed, NuLife Technologies, and NuLife Medical, along with NuLife Oncology, of which NuLife Technologies is the Managing Member, as of the Company’s June 30, 2018.

NuLife Technologies, Inc., NuLife Medical and NuLife Oncology were all inactive at June 30, 2018 and remain inactive as of the date of this report. All due diligence and research activities as to other applications of the NuLife Process, and other opportunities which could be acquired, developed and operated through NuLife Medical and NuLife Technologies, including the Company’s updating to resolve the security issues and reposting of our Website, have been paid by NuLife Sciences Inc.

The unaudited interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes for the year ended September 30, 2017 included in our Annual Report on Form 10-K. The results of the three and nine-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending September 30, 2018.

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company does not have any cash equivalent as of June 30, 2018 and September 30, 2017.

Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized Nonemployee share-based payments are measured at fair value, based on either the fair value of the equity instrument issued or on the fair value of the services received. We determine the fair value of common stock grants based on the price of the common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete).We determine the fair value of preferred stock grants based on the price of the preferred stock as potentially converted into common stock and based on the underlying common stock on the measurement date (which is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, if there are sufficient disincentives to ensure performance, or the date at which the counterparty's performance is complete).

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

Fair Value Measurements and Disclosures

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018 and September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments, approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company uses fair value measurements under the three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

	Fair Value Measurements Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Convertible notes (net of discount) – June 30, 2018	$—	$—	$75,915
Convertible notes (net of discount) – September 30, 2017	$—	$—	$81,459
Derivative liability – June 30, 2018	$—	$—	$46,368
Derivative liability – September 30, 2017	$—	$—	$231,733

The following table provides a summary of the changes in fair value of the Company’s Convertible Promissory Notes, which are both Level 3 liabilities as of June 30, 2018:

Balance at September 30, 2017	$81,459
Issuance of notes	21,000
Accretion of debt discount	121,330
Debt discount on convertible notes due to beneficial conversion feature	(12,667)
Accretion of debt discount due to beneficial conversion feature	102,793
Payment of convertible debt	(78,000)
Conversion of principal into shares of common stock	(160,000)
Balance June 30, 2018	$75,915

The Company determined the value of its convertible notes using a market interest rate and the value of the derivative liability issued at the time of the transaction less the accretion. There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of June 30, 2018 and September 30, 2017.

The Company determined the value of warrants issued to a consultant using the Black-Scholes Model. There is no active market for the warrants and the value was based on the warrant terms in addition to other facts and circumstances at the end of the Company’s period ended June 30, 2018 and its fiscal year ended September 30, 2017.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended June 30, 2018, the Company had a net loss of $3,883,941. As of June 30, 2018, the Company had a working capital deficit of $297,214 and an accumulated deficit of $10,489,546. The Company does not have a source of revenue and does not anticipate having one in the near future. Without additional capital, the Company will not be able to remain in business within the next twelve months.

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

NOTE 4 – ASSSET PURCHASE AGREEMENT

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

On April 1, 2015, the Company entered into a twelve-month consulting agreement with an investor relations firm. Per the agreement, the Company will pay the consultant a monthly fee of $8,500 on the first day of each month with the payment deferred until the Company closes financing in the amount of $3 million or greater. Additionally, the Company was required to issue the consultant 200,000 shares of common stock on October 1, 2015. The agreement was terminated on October 16, 2016. During the three and nine months ended June 30, 2018 and 2017, the Company recorded compensation expense in the amount of $-0-and $-0- and $-0- and $2,133 related to this agreement.

On February 28, 2017, but effective January 5, 2017, the Company entered into an Advisory Agreement with Global Business Strategies Inc. (“Global“), a company controlled Mr. Luke (the “Global Agreement”). Pursuant to the Global Agreement the Company retained Global to provide management advice, corporate development strategies, to assist in the general and administrative functions, and to make Mr. Luke available to serve as a Director or a member of the Company’s management (the “Services” as defined in the Global Agreement).  In consideration for the Services the Company agreed to pay Global $8,500 per month, which included any and all fees for Mr. Luke continuing to serve as the Company’s President and fees to others working for Global and allowed for reimbursement of expenses up to $500 per month without prior written approval. The Company also agreed to pay Global an additional $1,500 per month if Mr. Luke was appointed to serve as a Director also incorporated you of the Company and agreed to issue to Global 55,000 shares of its Series A Convertible Preferred Stock. Mr. Luke has not been appointed a Director of the Company as of the date of this report. During the three and nine months ended June 30, 2018 and 2017, the Company recorded compensation expense in the amount of $25,500 and $25,500 and $85,000 and $59,500 related to the Global Agreement. The Company acknowledged the Default and on April 22, 2018 terminated the Global Agreement. However, Mr. Luke agreed to stay on as President until the Company could locate a suitable replacement, or the two parties could reach an agreement between Mr. Luke and the Company. Effective June 1, 2018 Mr. Luke and he Company entered into a Debt Conversion Agreement pursuant to which Mr. Luke agreed to remain as the Company’s President, without any formal agreement, until a suitable replacement could by identified and approved by the Company’s Board of Directors.

On June 10, 2017, the Company entered into a Master Service Agreement with an investment consultant to provide services to the Company for a period of six months. The agreement calls for a budget of $215,000 with an initial payment of $150,000. Additionally, the agreement called for the issuance of 250,000 cashless warrants exercisable for three years at a price of 110% of the closing price on June 10, 2017. The Company paid $65,000 of the initial payment on August 14, 2017. On January 30, 2018, the Master Service Agreement was terminated and the Company received a refund of $38,000 in cash. Additionally, the remaining $85,000 of the initial payment and $65,000 of the balance of the agreement, for a total of $150,000 previously included in accounts payable was written off. The transactions resulted in a $188,000 gain on settlement during the nine months ended June 30, 2018.

NOTE 6 – NOTES PAYABLE

As of June 30, 2018, the Company had a note payable issued and outstanding to a third-party lender with a total principle of $25,000 and accrued interest of $17,400. The note was due on June 30, 2015, has an interest rate of 12%. This note is in default and remains unpaid at June 30, 2018. The Company has been able in the past to arrange equity or debt financing sufficient to pay off its notes, not in dispute, but there cannot be any assurance that the Company will be able to continue to attract such financing in the future.

 As of June 30, 2018, the Company had three notes issued and outstanding payable, to East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD” with a total principle of $74,500 and accrued interest of $18,061. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes were due on the later of one week after the closing of the assignment by EWSD of a property located in Colorado commonly referred to as the "Stroud Property", or July 31, 2016, and have an interest rate of 10%.). The Managing Member of EWSD is Mr. Brian Loiselle, who was appointed as a member of the Company's Board of Directors in consideration for Mr. Loiselle effecting the assignment by EWSD of the Stroud Property, and his appointment was subject to the Company amending its By-laws to increase its present Board from one (1) to five (5) in order for Mr. Loiselle to legally hold a seat on the Company's Board. The acquisition of the Stroud Property never closed, and the Company's By-laws were not amended until mid-2016.  On June 30, 2016, the Company entered into Amendment #1 (the “EWSD Amendment”) to these three notes to extend the Due Date to October 31, 2016 or one week after the closing of the Stroud Property: the assignment by EWSD of the Stroud Property to the Company never occurred, and Mr. Loiselle was never legally a member of the Company's Board of Directors. Therefore, the three notes have been reclassified to non-related party debt, and the Company has taken the position, pursuant to the language of the EWSD Notes and the Amendment, that there is no legal date for repayment, however, it intends to leave the subject notes on its Financial Statements until a mutual settlement agreement can be reached between Mr. Loiselle and the Company.

On December 28, 2017, the Company entered into a note payable in the aggregate principal amount of $106,410. The Note matured on March 31, 2018, and bears interest at the rate of 12% per annum. On June 4, 2018 the Company paid this debt in full with this issuance of Preferred A shares. As of June 30, 2018, the note balance and accrued interest is $-0- and $-0-, respectively.

On June 1, 2018, the Company entered into a note payable in the aggregate principal amount of $20,000. The Note is due on July 31, 2019, and bears interest at the rate of 3% per annum. As of June 30, 2018, the note balance and accrued interest is $18,000 and $43, respectively.

NOTE 7 – CONVERTIBLE NOTES

Convertible notes consist of the following:

	June 30, 2018	September 30, 2017

Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due December 2019.	$5,000	$80,000
Convertible note payable, annual interest rate of 12%, convertible into common stock at a variable rate per share and due June 2018	-	78,000
Convertible note payable, annual interest rate of 8%, convertible into common stock at a variable rate per share and due November 2017	-	65,000
Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and due August 2020	50,000	50,000
Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and due September 2018	63,500	82,500
Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.30 per share and due October 13, 2020	20,000	-
Unamortized debt discount	(14,682)	(91,480)
Unamortized debt discount due to beneficial conversion feature	(47,903)	(-)
	75,915	81,459
Less current portion	48,818	58,432
Convertible debt, net of current portion and debt discount	$27,097	$23,027

During the year ended September 30, 2017, the Company entered into certain Note Purchase Agreements (collectively the “Purchase Agreements”) in connection with the issuance of certain convertible promissory notes, in the aggregate principal amount of $685,000. The Purchase Notes are due in 36 months. The Purchase Notes bear interest at the rate of 8% compounded monthly. The Purchase Notes, together with all interest as accrued, are each convertible into shares of the Company’s common stock at a conversion price of Eleven cents ($0.11) per share. Due to the beneficial conversion feature of these notes, the Company recorded $635,545 of debt discount as a contra liability and amortized $576,838 of the discount during the year ended September 30, 2017. During July 2017, certain note holders converted their respective principal and accrued interest into 5,720,066 shares of the Company’s common stock. During October 2017, all but four (4) note holders converted their respective principal and accrued interest into 707,153 shares of the Company’s common stock. As of June 30, 2018, the note balances and accrued interest are $5,000 and $617, respectively.

On June 26, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Power Up Note”) in the aggregate principal amount of $78,000. The Power Up Note matures on June 30, 2018 (the “Maturity Date”), and bears interest at the rate of 12% per annum. After 180 days, the Note may not be prepaid. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date. This note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 10-day period ending on the latest complete Trading Day prior to the Conversion Date. Due to the beneficial conversion feature of this note, the Company recorded $78,000 of debt discount as a contra liability and amortized $57,707 of the discount during the three months ended December 31, 2017. On December 28, 2017, this note along with accrued interest and a prepayment charges were paid in full.

On August 14, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Kingdom Note”) in the aggregate principal amount of $65,000. The Note matures on November 14, 2017 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $65,000 of debt discount as a contra liability and amortized $65,000 of the discount during the nine months ended June 30, 2018. On June 4, 2018 the Company paid this note and accrued interest in full with the issuance of Preferred A shares. As of June 30, 2018, the note balance and accrued interest is $-0- and $-0- respectively.

On August 23, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Hayden Note”) in the aggregate principal amount of $50,000. The Note matures on August 23, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $50,000 of debt discount as a contra liability and amortized $14,188 of the discount during the nine months ended June 30, 2018. As of June 30, 2018, the note balance and accrued interest is $50,000 and $3,494, respectively. This note remains unpaid at June 30, 2018.

On September 12, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “First Fire Note”) in the aggregate principal amount of $82,500. The Note matures on September 12, 2018 (the “Maturity Date”), and bears interest at the rate of 5% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 21-day period ending on the latest complete Trading Day prior to the Conversion Date. On March 12, 2018, the Company issued 153,846 shares of common stock in conversion of $9,500 principal and $500 of added fees. On April 17, 2018, the Company issued 256,410 shares of common stock in conversion of $9,500 principal and $500 of added fees. On May 11, 2018, the noteholder assigned this note to their assignee. As of June 30, 2018, the note balance and accrued interest is $63,500 and $3,289. This note remains unpaid at June 30, 2018.

On October 13, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Escala Note”) in the aggregate principal amount of $20,000. The Note matures on October 13, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.30 per share. Due to the beneficial conversion feature of this note, the Company recorded $12,667 of debt discount as a contra liability and amortized $3,005 of the discount during the nine months ended June 30, 2018. As of June 30, 2018, the note balance and accrued interest is $20,000 and $1,140, respectively. This note remains unpaid at June 30, 2018.

NOTE 8 – DERIVATIVE LIABILITY

During June 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $78,000. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 65% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Note accrues interest at a rate of 12% per annum and matures on June 30, 2018. The note was paid in full during the nine months ended June 30, 2018.

During September 2017, the Company entered into a Loan Agreement with an investor pursuant to which the Company issued a convertible promissory note in the principal amount of $82,500. The Note is convertible into shares of common stock at an initial conversion price subject to adjustment as contained in the Note. The note, together with all interest as accrued, is convertible into shares of the Company’s common stock at 65% of the trailing average highest closing bid price of the Company’s common stock on the date of conversion. The Note accrues interest at a rate of 5% per annum and matures on September 12, 2018. As of June 30, 2018, the note balance and accrued interest is $63,500 and $3,289. This note remains unpaid at June 30, 2018

Due to the variable conversion price associated with these convertible promissory notes, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date.

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

During the three and nine months ended June 30, 2018 and 2017, the Company recorded the gain (loss) in fair value of derivative and derivative expense in the amount of $19,073 and $(42,903) and $117,412 and $(39,579), respectively.

For the three and nine months ended June 30, 2018 and 2017, $5,619 and $52,817 and $102,793 and $119,446, were expensed in the statement of operation as amortization of debt discount related to above notes and shown as interest expenses, respectively.

The following table represents the Company’s derivative liability activity for the period ended:

Balance at September 30, 2017	$231,733
Change in fair value of derivative at period end	(96,881)
Derivative liability written off due to conversion of related debt	(20,531)
Derivative liability written off due to payment of related debt	(67,953)
Balance at June 30, 2018	$46,368

NOTE 9 – SHARE CAPITAL

The Company is authorized to issue 475,000,000 shares of $.001 par value common stock and 25,000,000 shares of$.001 par value preferred stock.

As of June 30, 2018, the Company had 45,182,247 shares of its common stock issued and outstanding, with 742,500 shares of its Series A Convertible Preferred Stock issued and outstanding and -0- shares of its Series B Convertible Preferred Stock issued and outstanding.

On December 29, 2017, the Company issued 2,000,000 to Duplitrans and the legal counsel of Duplitrans in regards to the agreement with GandTex. On the date of the settlement, October 24, 2017, the shares had a fair market value of $640,000. Accordingly, the Company recorded $640,000 of stock-based compensation during the nine months ended June 30, 2018. In consideration for the 2,000,000 shares of common stock all of the Company’s 10,000,000 Series B Convertible Preferred Stock, previously issued to GandTex, were cancelled during the nine months ended June 30, 2018.

During the nine months ended June 30, 2018, the Company issued 1,117,409 shares of common stock in payment of $97,767 of convertible debt.

During the nine months ended June 30, 2018, the Company issued 25,000 shares of Preferred A stock in payment of $57,500 of accounts payable. The shares had a value of $112,647, accordingly the Company recorded a $55,147 loss on settlement of accounts payable.

During the nine months ended June 30, 2018, the Company issued 600,000 shares of Preferred A stock in payment of $322,314 of accounts payable, $65,000 of notes payable, $106,410 of convertible notes payable and $15,835 accrued interest. The shares had a value of $3,223,825, accordingly the Company recorded a $2,714,266 loss on settlement of debt.

During the nine months ended June 30, 2018, the Company issued 1,217,698 shares of common stock in payment of $77,500 accrued wages. The shares had a value of $121,770, accordingly the Company recorded a $44,270 loss on settlement.

During the nine months ended June 30, 2018, the Company issued 1,728,345 shares of common stock in payment of $110,000 accrued wages. The shares had a value of $172,835, accordingly the Company recorded a $62,835 loss on settlement.

During the nine months ended June 30, 2018 the Company issued 1,321,557 shares of common stock and a $20,000 note payable in payment of $127,710 accrued compensation. The shares had a value of $132,156, accordingly the Company recorded a $24,446 loss on settlement.

Description of Preferred Stock:

Series A Preferred Stock

●
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

o
In case of any consolidation, merger of the Corporation, or a change of control of the Company’s Board of Directors the holders are entitle, without any further action required or permission by the Board, to exercise their conversions rights. In the case of any consolidation, merger of the Corporation, Board of Directors shall mail to each holder of Series A Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Stock into shares of Common Stock pursuant to this paragraph and thereafter receive the number of shares of Common Stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 8.1(a) hereof; provided however that the Series A Stock shall not be subject to or affected as to the number of Conversion Shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

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

Stock option transactions for the nine months ended June 30, 2018 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2017	3,120,000	$0.17	2.26	$355,200
Granted	-	-	-	$-
Exercised	-	-
Expired	(1,000,000)	0.12	2.08	$120,000
Outstanding, June 30, 2018	2,120,000	$0.17	1.51	$355,200
Exercisable, June 30, 2018	2,120,000	$0.17	1.51	$355,200

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

Warrant transactions for the nine months ended June 30, 2018 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2017	250,000	$0.66	2.70	-
Granted	-	-	-	-
Exercised	-	-
Expired	(250,000)	$0.66	2.44	-
Outstanding, June 30, 2018	-	-	-	-
Exercisable, June 30, 2018	-	-	-	-

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

The Company recorded $0- and $-0- and $-0- and $186,904 of stock compensation expense in the statements of operations for the three and nine months ended June 30, 2018 and 2017, respectively, related to non-vested share-based compensation arrangements granted under existing stock option plans.

As of June 30, 2018, there was $0 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under existing stock option plans.

NOTE 10 - CONTINGENCY

As of June 30, 2018, as described in Note 6, the Company has accrued $53,200 in accrued expenses, note payable of $74,500 and accrued interest of $18,061 due EWSD. At September 30, 2017 the Company owed EWSD the aggregated amount of $138,311, which is past due and has been in default since October 31, 2016. On top of the amount accrued by the Company, Mr. Loiselle had demanded for a penalty fee of $101,235, which is approximately 18% monthly default rate on the amount past due. We believe the penalty fee imposed is invalid and are currently in dispute with Mr. Loiselle. See NOTE 6. above.

NOTE 11 – FORGIVENESS OF ACCOUNTS PAYABLE

On November 15, 2017, a service vendor with a balance due of $73,644 agreed to cancel the debt owed by The Company. Accordingly, the Company recorded $73,644 of forgiveness of debt during the nine months ended June 30, 2018.

On January 30, 2018, the Master Service Agreement mentioned in Note 5 was terminated and the Company received a refund of $38,000 in cash. Additionally, the remaining $85,000 of the initial payment and $65,000 of the balance of the agreement, for a total of $150,000 previously included in accounts payable was written off. The transactions resulted in a $188,000 gain on settlement during the nine months ended June 30, 2018.

On March 23, 2018, the Company issued 25,000 shares of Series A Preferred shares to a vendor in exchange for the payment of $57,500 of accounts payable. The shares had fair value of $112,647. Accordingly, the Company recorded $55,147 of loss on settlement during the nine months ended June 30, 2018.

NOTE 12 - LEASE AGREEMENT

During May 2017, the executed a 5-year lease for a laboratory at NOVA Southeastern University at which the Company will be utilizing the NuLife Technique to process organs, as well as conducting bench research to better characterize and assess the impact of the technique. The lease calls for monthly payments of $2,582, which includes the initial base rent of $1,925 along with applicable taxes and shared operating expenses. The lease required a security deposit in the amount of $4,871 and requires a 4% increase in base rent annually. Rent expense for three and nine months ended June 30, 2018 and 2017 was $8,225 and $2,742 and $24,676 and $2,742, respectively.

Future minimum lease payments are as follows for the years ending:

September 30, 2018 (remaining months)	$8,816
September 30, 2019	24,344
September 30, 2020	25,318
September 30, 2021	26,331
September 30, 2022	18,016
$102,825

NOTE 13 - SUBSEQUENT EVENTS

As set forth in the Company’s Form 8-K filed on August 14, 2018, effective August 9, 2018, the Board of Directors of the Company, through its wholly-owned subsidiary NuLife Acquisition Corporation, a Louisiana corporation (“Merger Sub”)  approved and executed an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), to become effective at such time as the parties have complied with all of the conditions of Closing, and the Articles of Merger have been filed with the Secretary of State of the State of Louisiana (the “Effective Time”), and after the satisfaction or waiver by the parties thereto of the conditions set forth in Article VI of the Merger Agreement. Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR Security Services, Inc. (“LJR”), LJR will receive one thousand (1,000) shares of a newly created series of NuLife Sciences Inc. Preferred Stock, to be designated “Series D Senior Convertible Preferred Stock, par value $.001 per share (the “Series D Preferred Stock”). The Series D Preferred Stock, once issued, will be convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR shareholder will receive one share of a newly created series of NuLife Sciences Inc. Preferred Stock, to be designated “Series C Super-Voting Preferred Stock”, which grants the holder 50.1% of the votes of NuLife at all times. Closing of this transaction is contingent upon a number of conditions, including but not limited to the Company’s receipt of the PCAOB Audited Financial Statements of LJR with adequate time to file an 8-K/A with the required Proforma Consolidated financial Statements of the Company and LJR within the required 75-day period beginning August 9, 2018, and the mutual agreement on the terms and conditions of the two new series of the Company’s Preferred Stock, namely the Series D Preferred Stock and the Series C Super Voting Preferred Stock

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

Three Months Ended June 30, 2018 and 2017

Revenue.

Revenue was $0 for the three months ended June 30, 2018 and 2017.

Cost of Sales.

Cost of sales was $0 for the three months ended June 30, 2018 and 2017.

Operating Expenses.

Operating expenses were $127,766 and $199,964 for the three months ended June 30, 2018 and 2017, respectively. Operating expenses consist of general and administrative expenses and related party compensation. During the three months ended June 30, 2018 and 2017 general and administrative expenses were $25,966 and $88,308, respectively. During the three months ended June 30, 2018 and 2017 related party compensation was $101,800 and $111,656, respectively.

Interest Expense.

Interest expense was $41,313 and $84,989 for the three months ended June 30, 2018 and 2017, respectively. Included in interest expense for the three months ended June 30, 2018 and 2017, was also $5,618 and $52,817, respectively, of non-cash interest expense related to the amortization of the debt discount and beneficial conversion feature.

Interest Income.

Interest income was $-0- and $2 for the three months ended June 30, 2018 and 2017, respectively.

Loss on Settlement of Debt.

On June 4, 2018, the Company issued 600,000 shares of Preferred A stock in payment of $322,314 of accounts payable, $65,000 of notes payable, $106,410 of convertible notes payable and $15,835 accrued interest. The shares had a value of $3,223,825, accordingly the Company recorded a $2,714,266 loss on settlement of debt.

On June 30, 2018, the Company issued 1,217,698 shares of common stock in payment of $77,500 accrued wages. The shares had a value of $121,770, accordingly the Company recorded a $44,270 loss on settlement.

On June 30, 2018, the Company issued 1,728,345 shares of common stock in payment of $110,000 accrued wages. The shares had a value of $172,835, accordingly the Company recorded a $62,835 loss on settlement.

On June 30, 2018 the Company issued 1,321,557 shares of common stock and a $20,000 note payable in payment of $127,710 accrued compensation. The shares had a value of $132,156, accordingly the Company recorded a $24,446 loss on settlement.

Gain(Loss) on derivative.

The Company recorded a net gain on derivative in the amount of $19,073 in the three months ended June 30, 2018 compared to a net loss on derivative of $42,903 during the three months ended June 30, 2017.

Nine Months Ended June 30, 2018 and 2017

Revenue.

Revenue was $0 for the nine months ended June 30, 2018 and 2017.

Cost of Sales.

Cost of sales was $0 for the nine months ended June 30, 2018 and 2017.

Operating Expenses.

Operating expenses were $1,083,363 and $3,433,027 for the nine months ended June 30, 2018 and 2017, respectively. Operating expenses consist of general and administrative expenses and related party compensation. During the nine months ended June 30, 2018 and 2017 general and administrative expenses were $848,071 and $3,064,128, respectively. During the nine months ended June 30, 2018 and 2017, the Company recorded $640,000 and $2,700,654 of stock-based compensation to non-related parties. During the nine months ended June 30, 2018 and 2017 related party compensation was $235,292 and $368,899, respectively. Related party compensation included $186,904 of stock-based compensation during the nine months ended June 30, 2017.

Interest Expense.

Interest expense was $278,670 and $204,583 for the nine months ended June 30, 2018 and 2017, respectively, which related to interest accrued on borrowings, which were greater at June 30, 2018 as a result of newly issued debt. Included in interest expense for the nine months ended June 30, 2018 and 2017, was also $102,793 and $119,446, respectively, of non-cash interest expense related to the amortization of the debt discount and beneficial conversion feature.

Interest Income.

Interest income was $-0- and $667for the nine months ended June 30, 2018 and 2017, respectively, which related to interest due on notes receivable and interest earned in bank accounts, which were greater in the nine months ended June 30, 2017.

Settlement of Debt.

On November 15, 2017, a vendor cancelled the amount the Company owed. Accordingly, the Company recorded a forgiveness of debt in the amount of $73,644.

On January 30, 2018, the June 10, 2017 Master Service Agreement mentioned in Note 5 was terminated and the Company received a refund of $38,000 in cash. Additionally, the remaining $85,000 of the initial payment and $65,000 of the balance of the agreement, for a total of $150,000 previously included in accounts payable was written off. The transactions resulted in a $188,000 gain on settlement during the nine months ended June 30, 2018.

On March 23, 2018, the Company issued 25,000 shares of Series A Preferred shares to a vendor in exchange for the payment of $57,500 of accounts payable. The shares had a value of $112,647. Accordingly, the Company recorded $55,147 of loss on settlement during the nine months ended June 30, 2018.

On June 4, 2018, the Company issued 600,000 shares of Preferred A stock in to extinguish $509,559 in debt - payment of $322,314 of accounts payable, $65,000 of notes payable, $106,410 of convertible notes payable and $15,835 accrued interest. The shares had a value of $3,223,825, accordingly the Company recorded a $2,714,266 loss on settlement of debt.

On June 30, 2018, the Company issued 1,217,698 shares of common stock in payment of $77,500 accrued wages. The shares had a value of $121,770, accordingly the Company recorded a $44,270 loss on settlement.

On June 30, 2018, the Company issued 1,728,345 shares of common stock in payment of $110,000 accrued wages. The shares had a value of $172,835, accordingly the Company recorded a $62,835 loss on settlement.

On June 30, 2018 the Company issued 1,321,557 shares of common stock and a $20,000 note payable in payment of $127,710 accrued compensation. The shares had a value of $132,156, accordingly the Company recorded a $24,446 loss on settlement.

Gain(Loss) on derivative.

The Company recorded a net gain on derivative in the amount of $117,412 in the nine months ended June 30, 2018 compared to a net loss on derivative of 39,579 during the nine months ended June 30, 2017.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended June 30, 2018 and 2017:

	2018	2017
Operating Activities	$(93,533)	$(669,810)
Investing Activities	-	-
Financing Activities	49,410	763,000
Net Effect on Cash	$(44,123)	$93,190

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

As of June 30, 2018, we owed $135,670 in accounts payable, accrued expenses. The only agreements, written or oral, with any vendors or other providers for payment of services or expenses are with respect to (i) contracted investor relation services, and (ii) compensation to the Company's Medical Advisory Board member, and our Chief Financial Officer, one of whom is a director, and compensation accruing to Global. There are no other significant liabilities at June 30, 2018.

As of June 30, 2018, the Company had one note payable issued and outstanding to a third-party lender with a total principle of $25,000 and accrued interest of $17,400. The note was due on June 30, 2015, has an interest rate of 12%. This note is in default and remains unpaid at June 30, 2018.

As of June 30, 2018, the Company had three notes payable issued and outstanding with a former director with a total principle of $74,500 and accrued interest of $18,061. The three notes, in the amount of $47,000, $15,000 and $12,500, were issued on January 14, 2016. February 10, 2016 and February 29, 2016, respectively. The three notes are due on the earlier of one week after the closing of a certain contemplated farm property acquisition or July 31, 2016 and have an interest rate of 10%. The former director for all three notes is East West Secured Developments, LLC, an Arizona Limited Liability Company (“EWSD”) of which Mr. Brian Loiselle, the EWSD Managing Member, was also a former director of the Company. On June 30, 2016, the Company entered into Amendment #1 to these three notes to extend the due date to one week after the closing of a certain contemplated farm property acquisition or October 31, 2016. The three notes have been reclassified to non-related party debt. See NOTE 6 above.

On December 28, 2017, the Company entered into a note payable in the aggregate principal amount of $106,410. The Note matured on March 31, 2018, and bears interest at the rate of 12% per annum. On June 4, 2018, the Company paid the principal and accrued interest in full with the issuance of Preferred A shares. As of June 30, 2018, the note balance and accrued interest is $-0- and $-0-, respectively.

On June 1, 2018, the Company entered into a note payable in the aggregate principal amount of $20,000. The Note is due on July 31, 2019, and bears interest at the rate of 3% per annum. As of June 30, 2018, the note balance and accrued interest is $18,000 and $43, respectively.

As of June 30, 2018, the Company had four convertible notes payable issued and outstanding with a total principle of $138,500 and accrued interest of $8,540. The notes are due December 31, 2017 through October 13, 2020 and have interest rates of 5% to 12%. The notes remain unpaid as of June 30, 2018.

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

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above private placement issuances. We believed that Section 4(2) was available because:

●
None of these issuances involved underwriters, underwriting discounts or commissions

●
We placed restrictive legends on all certificates issued

●
No sales were made by general solicitation or advertising

●
Sales were made only to accredited investors

In connection with the above transactions, we provided the following to all investors:

●
Access to all our books and records

●
Access to all material contracts and documents relating to our operation

●
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

On June 26, 2017, the Company entered into a Securities Purchase Agreement (“June SPA”) in connection with the issuance of a convertible promissory note (“June Note”) in the aggregate principal amount of $78,000. The June Note matures on June 30, 2018 (the “Maturity Date”), and bears interest at the rate of 12% per annum. After 180 days, the June Note may not be prepaid. Any amount of principal or interest on the June Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date. The June Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 10-day period ending on the latest complete Trading Day prior to the Conversion Date. The June SPA and the June Note contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies. During the nine months ended June 30, 2018, this note along with accrued interest and a prepayment were paid in full.

On August 14, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Kingdom Note”) in the aggregate principal amount of $65,000. The Note matures on November 14, 2017 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $65,000 of debt discount as a contra liability and amortized $65,000 of the discount during the nine months ended June 30, 2018. On June 4, 2018, the Company paid this principal and interest in full with the issuance of Preferred A shares. As of June 30, 2018, the note balance and accrued interest is $-0- and $-0-, respectively.

On August 23, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Hayden Note”) in the aggregate principal amount of $50,000. The Note matures on August 23, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.11 per share. Due to the beneficial conversion feature of this note, the Company recorded $50,000 of debt discount as a contra liability and amortized $14,188 of the discount during the nine months ended June 30, 2018. As of June 30, 2018, the note balance and accrued interest is $50,000 and $3,494, respectively. This note remains unpaid at June 30, 2018.

On September 12, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “First Fire Note”) in the aggregate principal amount of $82,500. The Note matures on September 12, 2018 (the “Maturity Date”), and bears interest at the rate of 5% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a 35% discount to the lowest trading price in the 21-day period ending on the latest complete Trading Day prior to the Conversion Date. On March 12, 2018, the Company issued 153,846 shares of common stock in conversion of $9,500 principal and $500 of added fees. On April 17, 2018, the Company issued 256,410 shares of common stock in conversion of $9,500 principal and $500 of added fees. On May 11, 2018, the noteholder assigned this not to their assignee. As of June 30, 2018, the note balance and accrued interest is $63,500 and $3,289. This note remains unpaid at June 30, 2018.

On October 13, 2017, the Company entered into a Securities Purchase Agreement (“SAP”) in connection with the issuance of a convertible promissory note (the “Escala Note”) in the aggregate principal amount of $20,000. The Note matures on October 13, 2020 (the “Maturity Date”), and bears interest at the rate of 8% per annum. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at $0.30 per share. Due to the beneficial conversion feature of this note, the Company recorded $12,667 of debt discount as a contra liability and amortized $3,005 of the discount during the nine months ended June 30, 2018. As of June 30, 2018, the note balance and accrued interest is $20,000 and $1,140, respectively. This note remains unpaid at June 30, 2018.

On December 28, 2017, the Company entered into a note payable in the aggregate principal amount of $106,410. The Note matured on March 31, 2018, and bears interest at the rate of 12% per annum. On June 4, 2018, the Company paid this principal and interest in full with the issuance of Preferred A shares. As of June 30, 2018, the note balance and accrued interest is $-0- and $-0-, respectively. This note is in default and remains unpaid at June 30, 2018.

On December 29, 2017, the Company issued 2,000,000 to Duplitrans and the legal counsel of Duplitrans in regards to the agreement with GandTex. On the date of the settlement, October 24, 2017, the shares had a fair market value of $640,000. Accordingly, the Company recorded $640,000 of stock based compensation during the nine months ended J, 2018. All of the Company’s 10,000,000 Series B Convertible Preferred Stock, previously issued to GandTex, were cancelled during the nine months ended June 30, 2018.

As of June 30, 2018, the Company had four convertible notes payable issued and outstanding with a total principle of $138,500 and accrued interest of $8,540. The notes are due December 31, 2017 through October 13, 2020 and have interest rates of 5% to 12%. The notes remain unpaid as of June 30, 2018.

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

NuLife Sciences, Inc.

Date: August 20, 2018	By:	/s/ Fred Luke
Fred Luke
President (Duly Authorized Officer and Principal Executive Officer)