Form 10-Q
period 2018-09-30
Gulf West Security Network, Inc.
filed 2018-11-19
CIK 1592603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER
333-193220

GULF WEST SECURITY NETWORK, INC.
     (Exact name of registrant as specified in its charter)

Nevada	46-3876675
(State of incorporation)	(I.R.S. Employer Identification No.)

Park Tower Building, 4th Floor, Suite 4200-A, 400 East Kaliste Saloom Road
Lafayette, LA 70508-8517

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (337) 304-4043

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☑       No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     ☑       No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐              No     ☑

As of November 19, 2018, there were 45,182,238 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
 Gulf West Security Network, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
Assets	2018	2017
Current Assets:
Cash	$41,663	$6,137
Accounts receivable	2,748	-
Prepaid expenses	122,105	30,289
Other current assets	6,371	-
Total Current Assets	172,888	36,427
Other Assets
Fixed assets, net	-	1,319
Goodwill	612,771	-
Total Assets	$785,659	$37,746

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$221,924	$25,307
Accrued interest	49,261	-
Notes payable	117,500	-
Convertible notes	138,500	-
Bridge loan	471,000	-
Derivative liability	172,532	-
Total Liabilities	1,170,717	25,307

Stockholders’ Equity (Deficit)
Preferred stock Series A, $0.001 par value; 15,000,000 shares authorized; 742,500 and 117,500 issued or outstanding, respectively	743	118
Preferred stock Series B, $0.001 par value; 10,000,000 shares authorized; nil and 10,000,000 issued or outstanding, respectively	-	10,000
Preferred stock Series C, $0.001 par value; 1 share authorized; 1 and 0 issued or outstanding, respectively	-	-
Preferred stock Series D, $0.001 par value; 1,000 shares authorized; 1,000 and 0 issued or outstanding, respectively	1	-
Common stock, $0.001 par value; 475,000,000 shares authorized; 45,182,247 and 37,797,238 shares issued and outstanding, respectively	45,182	37,797
Additional paid in capital	132,393	120,355
Accumulated deficit	(563,377)	(155,830)
Total Stockholders’ Equity (Deficit)	(385,058)	12,440
Total Liabilities and Stockholders’ Equity (Deficit)	$785,659	$37,746

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gulf West Security Network, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenue
Monitoring and related services	3,940	3,088	13,108	6,612
	3,940	3,088	13,108	6,612

Cost of Product	975	928	4,437	2,284

Gross Profit	2,965	2,160	8,671	4,328

Operating Expenses
General and administrative	203,205	10,915	396,610	43,898
Sales and marketing	-	-	19,608	-
Total operating expenses	203,205	10,915	416,218	43,898

Operating loss	(200,240)	(8,755)	(407,547)	(39,570)

Loss before provision for income taxes	(200,240)	(8,755)	(407,547)	(39,570)

Provision for income taxes	-	-	-	-

Net Loss	$(200,240)	$(8,755)	$(407,547)	$(39,570)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding	45,182,247	32,347,556	42,212,304	32,347,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gulf West Security Network, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
	Nine months ended	Nine months ended
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(407,547)	$(39,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,319	239
Changes in operating assets and liabilities:
Accounts receivable	(2,748)	-
Prepaid expenses	(91,816)	(2,530)
Other current assets	(1,500)	-
Accounts payable and accrued liabilities	56,769	4,759
Net cash used in operating activities	(445,523)	(37,102)

Cash Flows from Financing Activities
Contributions, net	10,049	35,688
Proceeds from bridge loan	471,000	-
Net cash provided by financing activities	481,049	35,688

Net decrease in cash	35,526	(1,414)

Cash, beginning of period	6,137	1,414

Cash, end of period	$41,663	$-

Cash paid for
Interest	$-	$-
Taxes	$-	$-
Non-cash investing and financing activities
Net assets acquired via stock issued	$(612,771)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gulf West Security Network, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2018 and 2017
(Unaudited)

Note 1 – Nature of the Business

Gulf West Security Network, Inc. (a Nevada Corporation), and its wholly-owned subsidiaries, formerly known as “NuLife Sciences, Inc.” (“we”, “us”, “our”, “Gulf West”, “GWSN”, or the “Company”), are principally engaged in providing residential and commercial electronic security, home automation, and systems integration services on both a retail and wholesale basis.

The Company’s retail division, which includes its wholly-owned subsidiary LJR Security Services, Inc. (a Louisiana Corporation) (“LJR”), is actively engaged in the hands-on design, engineering, sales, installation, after-market servicing, inspection and remote electronic monitoring of home (residential) burglar, fire and medical alarm systems as well as fully-integrated business (commercial) security and automation systems in the United States.

The Company’s wholesale division, which operates under the name Gulf West Security Network (or “Gulf West”), is further engaged in the development and expansion of a proprietary coalition (alliance or network) of independently-branded life safety and property protection providers, fire alert and suppression system installers, electronic remote monitoring and video surveillance specialists, smart home designers, commercial systems integrators, structured wiring professionals and electrical contractors.

Merger

On August 9, 2018, the Board of Directors of the Company through its wholly-owned subsidiary NuLife Acquisition Corp. (“NuLife Sub”) approved and executed an agreement of merger and plan of reorganization (the “Merger Agreement”), to become effective at such time as the articles of merger have been filed with the Secretary of State of Louisiana (the “Effective Time”), and after the satisfaction or waiver by the parties thereto of the conditions set forth in Article VI of the Merger Agreement. Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR Security Services, Inc. (“LJR”), LJR received one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR shareholder received one share of series C super-voting preferred stock of NuLife which granted the holder 50.1% of the votes of NuLife at all times.

The merger was accounted for as a reverse merger, whereby LJR was considered the accounting acquirer and became our wholly-owned subsidiary. In accordance with the accounting treatment for a “reverse merger”, the Company’s historical financial statements prior to the reverse merger has been replaced with the historical financial statements of LJR prior to the reverse merger. The consolidated financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

Restatement of Articles of Incorporation

On September 19, 2018, LJR Security Services, Inc. amended and restated its articles of incorporation providing for a change in the Company’s name to “Gulf West Security Network, Inc.” The Company’s authorized shares of common stock, preferred stock and the par value of the stock will remain unchanged. The Company also amended and restated its bylaws to reflect the name change.

On September 20, 2018, the Board of Directors of the Company designated one (1) share of Series C Preferred Stock (the “Series C Stock”) and on thousand (1,000) shares of Series D Preferred Stock (the “Series D Stock”). The classes of Series C Stock and Series D Stock were created in anticipation of the closing of the Merger Agreement.

Change of Fiscal Year

On September 28, 2018, the the Company’s Board approved a change in fiscal year end from September 30th to December 31st. The decision to change the fiscal year end was related to the recent merger of the Company with LJR to closely align its operations and internal controls with that of its wholly owned subsidiary LJR.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Principles of Consolidation

The Company’s condensed consolidated financial statements include all accounts of Gulf West Security Network, Inc., LJR, and NuLife Sciences, Inc. from September 28, 2018, the consummation of the Merger Agreement. All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at such date.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of September 30, 2018 and December 31, 2017, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Capitalization of Fixed Assets

The Company capitalizes expenditures related to property and equipment, subject to a minimum rule, that have a useful life greater than one year for: (1) assets purchased; (2) existing assets that are replaced, improved or the useful lives have been extended; or (3) all land, regardless of cost. Acquisitions of new assets, additions, replacements and improvements (other than land) costing less than the minimum rule in addition to maintenance and repair costs, including any planned major maintenance activities, are expensed as incurred.

Goodwill

Goodwill is not amortized but are evaluated for impairment annually or when indicators of a potential impairment are present. The Company intends to perform its impairment testing of goodwill annually. The annual evaluation for impairment of goodwill is based on management’s assessment of the carrying values of such assets.

Revenue Recognition

The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers.  In transactions involving security systems that are sold outright to the customer, or where equipment is already owned by the customer, the Company’s performance obligations include monitoring, related services, and the sale and installation, or refurbish and repair, of the security systems. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected in installation and repair revenue in the condensed consolidated statements of operation. Revenue associated with monitoring and related services is recognized as those services are provided, and is reflected in monitoring and related services revenue in the condensed consolidated statements of operation.

Early termination of the contract by the customer results in a termination charge in accordance with the contract terms. Contract termination charges are recognized in revenue when collectability is probable, and are reflected in monitoring and related revenue in the consolidated statements of operations. Amounts collected from customers for sales and other taxes are reported net of the related amounts remitted.

Barter Transactions

The Company conducts certain barter sales through trade organizations for which it is a member, as are some of its customers. The barter transactions are generally related to the Company providing its security services, and the value of these services is recorded at fair value which is the contracted for value of the services with the customer, which is the more readily available measure as to its valuation.

Fair Value Measurements

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in its balance sheet, where it is practicable to estimate that value.

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures,” the Company measures certain financial instruments at fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

● Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

● Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

		Fair Value Measurement at
	Carrying Value	September 30, 2018
		Level 1	Level 2	Level 3

Derivative liabilities, debt and equity instruments	$172,532	—	—	$172,532

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

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

Income Taxes

Income taxes are provided in accordance with ASC 740,  Income Taxes . A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal or State income taxes.

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss of $407,547 for the nine months ended September 30, 2018, and an accumulated deficit of $563,377 and a working capital deficit of $997,829 at September 30, 2018. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2018, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The adoption of ASU 2014-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the condensed consolidated financial statements. The Company is currently evaluating the expected impact that the standard could have on its condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation and may require the services of valuation experts. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 3 – Assets and Liabilities Assumed through Reverse Merger

Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR Security Services, Inc., LJR received one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR shareholder received one (1) share of series C super-voting preferred stock of the Company which granted the holder 50.1% of the votes of the Company at all times.

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at fair value. The fair values of assets acquired and liabilities assumed are as follows:

Security deposit	$4,871
Goodwill	$612,771
Accrued expenses	$(139,849)
Accrued interest	$(49,261)
Notes payable	$(117,500)
Convertible notes	$(138,500)
Derivative liability	$(172,532)
Total identified net assets	$-

Note 4 – Prepaid Expenses

The Company has available to its credit through certain trade organizations as a result of barter transactions for services. These amounts are available for use with certain vendors and establishments who are part of the same trade organization. These balances do not represent cash available to the Company, and as such are recorded as the prepaid expenses account as incurred.

As of September 30, 2018 and December 31, 2017, the available barter credit balances were $23,109 and $30,289, respectively.

Note 5 – Goodwill

The Company acquired goodwill through the Reverse Merger described above. The carrying value of $612,771 will be reviewed annually for potential impairment.

Note 6 – Notes Payable

As a result of the Reverse Merger the Company acquired notes payable with total outstanding principal of $117,500 and accrued interest of $36,304, detailed as follows:

●
Demand note payable with outstanding principal of $25,000, and accrued interest of $17,400. The note was due on June 30, 2015 and carries an interest rate of 12%. This note is currently in default.
●
Demand notes payable to East West Secured Developments, LLC, with a combined outstanding principal of $74,500, and accrued interest of $18,061. These notes were due on October 31, 2016 and carry an interest rate of 12%.
●
Term note payable with outstanding principal of $18,000, and accrued interest of $843. The note is due on July 31, 2019 and carries an interest at the rate of 3%.

Note 7 – Convertible Notes

As a result of the Reverse Merger the Company acquired convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:
September 30, 2018
(A) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and is due December 2019	$5,000
(B) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and is due August 2020	50,000
(C) Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and was due September 2018	63,500
(D) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.30 per share and due October 13, 2020	20,000
Convertible debt	$138,500

A.
Originally made in 2017, outstanding principal of $5,000, and accrued interest of $715.
B.
Hayden note was made on August 23, 2017, outstanding principal of $50,000, and accrued interest of $4,538.
C.
Current holder acquired the note in May 2018. Current outstanding principal of $63,500, and accrued interest of $4,295.
D.
Escala note was made October 13, 2017, outstanding principal of $20,000, and accrued interest of $1,530.

Note 8 – Derivative Liability

As of September 30, 2018, the derivative liabilities were valued at $172,532, related to a convertible note due September 2018 (listed above).

The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

September 30, 2018
(1) dividend yield of	0%;
(2) expected volatility of	336%;
(3) risk-free interest rate of	2.18%;
(4) expected life of	0.33 year
(5) fair value of the Company’s common stock of	$0.08 per share.

Note 9 – Bridge Loan

As of September 30, 2018, the Company received advances totaling $471,000 from certain unrelated third parties. The form of the advances has not yet been determined by the Company and the third parties. Subsequent to the period ended September 30, 2018 the Company has received an additional advances totaling $175,000 from the same parties.

 Note 10 – Capital Stock

The Company is authorized to issue 475,000,000 shares of $.001 par value common stock and 25,000,000 shares of $.001 par value preferred stock.

As of September 30, 2018, the Company had 45,182,247 shares of its common stock issued and outstanding, with 742,500 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding.

Description of Preferred Stock:

Series A Preferred Stock

As authorized in the Company’s Amended and Restated Articles of Incorporation, the Company has 2,000,000 shares of Series A Preferred Stock (“Series A Stock”) authorized with the following characteristics:

●
Holders of the Series A Stock are entitled to receive dividends or other distributions with the holders of the common stock on an “as converted” basis when, as, and if declared by the Board of Directors of the Company.

●
Holders of shares of Series A Stock, upon Board of Directors approval, may convert at any time following the issuance upon sixty-one (61) day written notice to the Company. Each share of Series A Stock shall be convertible into such number of fully paid and non-assessable shares of common stock as is determined by multiplying the number of issued and outstanding shares of the Company’s common stock together with all other derivative securities, including securities convertible into or exchangeable for common stock, whether or not then convertible or exchangeable (b) subscriptions, rights, options and warrants to purchase shares of common stock, whether or not then exercisable, but entitled to vote on matters submitted to the shareholders, issued by the Company and outstanding as of the date of conversion, by .000001, then multiplying that number of shares of Series A Stock to be converted.

●
In case of any consolidation, merger of the Company, or a change of control of the Company’s Board, the holders are entitled, without any further action required or permission by the Board, to exercise their conversions rights. In the case of any consolidation, merger of the Company, the Board shall mail to each holder of Series A Stock at least thirty (30) days prior to   the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Stock into shares of common stock pursuant to this paragraph and thereafter receive the number of shares of common stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of common stock of the Company deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 8.1(a) hereof; provided however that the Series A Stock shall not be subject to or affected as to the number of conversion shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

●
In the event of a liquidation, the holders of shares of the Series A Stock shall be entitled to receive, prior to the holders of the other series of preferred stock and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock, an amount equal to five dollars ($5.00) per share with respect to each share of Series B Stock owned as of the date of Liquidation, plus all declared but unpaid dividends with respect to such shares, and thereafter they shall share in the net Liquidation proceeds on an “as converted basis” on the same basis as the holders of the common stock.

●
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

●
The Corporation shall have the option to redeem all of the outstanding shares of Series A Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Corporation and the holders of shares of Series A Stock holding at least 51% of such Series A Stock, beginning ten (10) business days following notice by the Company, at a redemption price the higher of (a) five dollars ($5.00) per share, or (b) fifty percent (50%) of the trailing average highest closing bid price of the Company’s common stock as quoted on www.OTCMarkets.com or the Company’s primary listing exchange on the date of notice of redemption, unless otherwise modified by mutual written consent between the Company and the holders of the Series A Stock (the "Conversion Price"). Redemption payments shall only be made in cash within sixty (60) days of notice by the Company to redeem.

●
The shares of Series A Stock acquired by the Company by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series A Stock.

Series C Preferred Stock

●
1 share of the Company’s authorized Series C Preferred Stock is issued and outstanding. Although the Series C Preferred Stock carries no dividend, distribution, liquidation or conversion rights, each share of Series C Preferred Stock grants the holder 50.1% of the total votes of all classes of capital stock of the Company and are able to vote together with the common stockholders on all matters. Consequently, the holder of the Company’s Series C Preferred Stock is able to unilaterally control the election of its board of directors and, ultimately, the direction of the Company.

Series D Preferred Stock

●
1,000 of the Company’s authorized 25,000,000 shares of preferred stock are designated as Series D Preferred Stock. Although the Series D Preferred Stock have no voting rights, shares of Series D Preferred Stock in the aggregate are convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company. Additionally, the Series D Preferred Stock has pari passu dividend, distribution and liquidation rights with the common stock.

Stock Options

As a result of the Reverse Merger the Company has outstanding the following stock options as of the period ended September 30, 2018:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2018	2,120,000	$0.17	1.45	$355,200
Exercisable, September 30, 2018	2,120,000	$0.17	1.45	$355,200

Note 11 – Commitments & Contingencies

Office Lease

Subsequent to December 31, 2017 the Company rented space on a month-to-month basis in a Class 1 office in Lafayette, LA which it currently occupies. The monthly rent is $3,000. For the nine months ended September 30, 2018 and 2017, the Company incurred $20,500 and $0 in rent expense, respectively.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Note 12 – Subsequent Events

Subsequent to the period ended September 30, 2018 the Company received an additional advances totaling $175,000 under the bridge note discussed in Note 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in our subsequent filings with the SEC, and include, among others, the following: marijuana is illegal under federal law, competition, our business is dependent on laws pertaining to the marijuana industry, government regulation, our business model depends on the availability of private funding, we will be subject to general real estate risks and the availability, if debt payments to note holder are not made we could lose our investment in our real estate properties, terms and deployment of capital. The terms GWSN,” “we,” “us,” “our,” and the “Company” refer to Gulf West Security Network, Inc.

Business Overview

Gulf West Security Network, Inc. and its wholly owned subsidiaries, are principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States.

LJR and its wholly-owned subsidiary Gulf West Security Network, Inc., a Louisiana corporation (“Gulf West”) are active in the engineering, design, installation, remote monitoring and after-market servicing of electronic intrusion alert and fire detection systems for homes and businesses (the “alarm industry”). Both LJR and Gulf West are based in Lafayette, Louisiana and are owned by Louis J. (“Lou”) Resweber, a long-time veteran of the alarm industry, who has also previously served as a corporate officer, board member and executive consultant to a number of NYSE and NASDAQ-listed public companies over the past 35 years.

Merger

On August 9, 2018, the Board of Directors of the Company through its wholly-owned subsidiary NuLife Acquisition Corp. (“NuLife Sub”) approved and executed an agreement of merger and plan of reorganization (the “Merger Agreement”), to become effective at such time as the articles of merger have been filed with the Secretary of State of Louisiana (the “Effective Time”), and after the satisfaction or waiver by the parties thereto of the conditions set forth in Article VI of the Merger Agreement. Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR Security Services, Inc. (“LJR”), LJR will receive one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR shareholder will receive one share of series C super-voting preferred stock of NuLife which grants the holder 50.1% of the votes of NuLife at all times.

Our corporate office is located at Gulf West Security Network, Inc., Park Tower Building, 4th Floor, Suite 4200-A, 400 East Kaliste Saloom Road, Lafayette, Louisiana, 70508, (337) 304-4043.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Recent Accounting Pronouncements

See Note 2 of the accompanying financial statements for a discussion of recently issued accounting standards.

Results of Operations

Three Months Ended September 30, 2018 and 2017

Revenues

We had revenue of $3,940 for the three months ended September 30, 2018, as compared to $3,088 for the three months ended September 30, 2017, an increase of $852 or 28%. The increase in revenue was due to the acquisition of new customers.

Cost of Product

Cost of goods sold for the three months ended September 30, 2018 was $975, as compared to $928 for the three months ended September 30, 2017. The cost of goods sold was a result of direct costs associated with the delivery of the security service.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2018 were $203,205, an increase of $192,291, or 1,762%, compared to $10,915 for the three months ended September 30, 2017. General and administrative expenses increased mainly due to legal and accounting costs associated with the reverse merger.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2018, we recorded a net loss of $200,240 compared to a net loss of $8,755 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017

We had revenue of $13,108 for the nine months ended September 30, 2018, as compared to $6,612 for the nine months ended September 30, 2017 an increase of $6,495 or 98%. The increase in revenue was due to the acquisition of new customers.

Cost of Product

Cost of goods sold for the nine months ended September 30, 2018 was $4,437, as compared to $2,284 for the nine months ended September 30, 2017. The cost of goods sold was a result of direct costs associated with the delivery of the security service.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2018 were $396,610, an increase of $352,712, or 803%, compared to $43,898 for the nine months ended September 30, 2017. General and administrative expenses increased mainly due to legal and accounting costs associated with the reverse merger.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2018, we recorded a net loss of $407,547 compared to a net loss of $39,570 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

 The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss of $407,547 for the nine months ended September 30, 2018, and an accumulated deficit of $563,377 at September 30, 2018. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying consolidated financial statements for the nine months ended September 30, 2018, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

Operating Activities

During the nine months ended September 30, 2018, we used $445,523 of cash in operating activities primarily as a result of our net loss of $407,547, depreciation expenses of $1,319, and net changes in operating assets and liabilities of $(36,548).

During the nine months ended September 30, 2017, we used $37,102 of cash in operating activities primarily as a result of our net loss of $39,570, depreciation expenses of $239, and net changes in operating assets and liabilities of $2,229.

Financing Activities

During the nine months ended September 30, 2018, financing activities provided $471,000 in proceeds from the bridge loan, and $10,049 in net contributions.

During the nine months ended September 30, 2017, financing activities provided $35,688 in proceeds form net contributions.

 Off-Balance Sheet Transactions

At September 30, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.

Due to resource constraints, material weaknesses are evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission, which is due to the lack of resources and segregation of duties. We lack sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No,	Description of Exhibit
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
32 .1 *	Section 1350 Certification of Chief Executive Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document

* Filed herewith
** Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gulf West Security Network, Inc.

Date: November 19, 2018	By:	/s/ Louis J. Resweber
Louis J. Resweber
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)