Form 10-K
period 2018-12-31
Gulf West Security Network, Inc.
filed 2019-04-17
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

(337) 304-4043

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2018 (last business day of the registrants most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2 million.

As of April 16, 2018, there were 4,518,250 shares of common stock outstanding.

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

PART I

ITEM 1 BUSINESS

Overview

Gulf West Security Network, Inc. (a Nevada Corporation), and its wholly-owned subsidiaries, formerly known as “Gulf West Security Network, Inc.” (“we”, “us”, “our”, “Gulf West”, “GWSN”, or the “Company”), are principally engaged in providing residential and commercial electronic security, home automation, and systems integration services on both a retail and wholesale basis.

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

The merger was accounted for as a reverse merger, whereby LJR was considered the accounting acquirer and became our wholly-owned subsidiary. In accordance with the accounting treatment for a “reverse merger”, the Company’s historical financial statements prior to the reverse merger have been replaced with the historical financial statements of LJR prior to the reverse merger. The consolidated financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

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

Change of Fiscal Year

On September 28, 2018, the Company’s Board approved a change in fiscal year end from September 30th to December 31st. The decision to change the fiscal year end was related to the recent merger of the Company with LJR to closely align its operations and internal controls with that of its wholly owned subsidiary LJR.

Employees

As of December 31, 2018, we had two employees, all of whom are employed on a full-time basis.

ITEM 1A. RISK FACTORS

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at Gulf West Security Network, Inc., Park Tower Building, 4th Floor, Suite 4200-A, 400 East Kaliste Saloom Road, Lafayette, Louisiana, 70508, (337) 304-4043. Our website is http://www.gulfwestsecurity.com.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is currently quoted on the OTCQB Market under the symbol "GWSN". The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

Year Ended December 31, 2018	High	Low
Fourth quarter	$1.00	$0.10
Third quarter	$1.90	$0.15
Second quarter	$1.50	$0.60
First quarter	$1.80	$1.00

Year Ended December 31, 2017	High	Low
Fourth quarter	$5.65	$1.50
Third quarter	$7.00	$4.00
Second quarter	$6.70	$4.00
First quarter	$7.50	$5.30

On April 16, 2019, the closing sales price reported for our common stock was $0.12 per share and as of that date, we had approximately 43 holders of record of our common stock, and 4,508,250 shares outstanding.

Dividend Policy

We have not declared or paid any dividends on our common stock. We intend to retain earnings for use in our operations and to finance our business. Any change in our dividend policy is within the discretion of our board of directors and will depend, among other things, on our earnings, debt service and capital requirements, restrictions in financing agreements, if any, business conditions, legal restrictions and other factors that our board of directors deems relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no formally adopted compensation plans or equity incentive plans approved or submitted for approval by the shareholders.

Recent Sale of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This annual report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For GWSN, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

•	our ability to maintain and grow our existing customer base;

•	the amount and timing of our cash flows and earnings, which may be impacted by customer, competitive, supplier and other dynamics and conditions;

•	our ability to maintain or improve margins through business efficiencies;

•	our ability to launch new product and service offerings that achieve market acceptance with acceptable margins;

•	changes in law, economic and financial conditions, including tax law changes, changes to privacy requirements, changes to telemarketing, email marketing and similar consumer protection laws, interest and exchange rate volatility, and trade tariffs applicable to the products we sell;

•	the impact of potential information technology, cybersecurity or data security breaches.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed above. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of our Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in the Annual Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Business Overview

Gulf West Security Network, Inc. and its wholly owned subsidiaries, are principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States.

Gulf West Security Network, Inc., a Louisiana corporation (“Gulf West”) and LJR are active in the engineering, design, installation, remote monitoring and after-market servicing of electronic intrusion alert and fire detection systems for homes and businesses (the “alarm industry”). Both Gulf West and LJR are based in Lafayette, Louisiana and were owned by Louis J. (“Lou”) Resweber, a long-time veteran of the alarm industry, who has also previously served as a corporate officer, board member and executive consultant to a number of NYSE and NASDAQ-listed public companies over the past 35 years.

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

Recent Accounting Pronouncements

See Note 2 of the accompanying consolidated financial statements for a discussion of recently issued accounting standards.

Results of Operations

Year Ended December 31, 2018 and 2017

We had revenue of $16,530 for the year ended December 31, 2018, as compared to $10,743 for the year ended December 31, 2017 an increase of $7,028 or 74%. The increase in revenue was due to the acquisition of new customers.

Cost of Product

Cost of product sold for the year ended December 31, 2018 was $6,880, as compared to $3,041 for the year ended December 31, 2017. The cost of goods sold was a result of direct costs associated with the delivery of the security product and service.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2018 were $650,639, an increase of $599,904, or 1,182%, compared to $50,735 for the year ended December 31, 2017. General and administrative expenses increased mainly due to legal and accounting costs associated with the reverse merger.

Sales and marketing

Our sales and marketing expenses for the year ended December 31, 2018 were $46,538, compared to $0 for the year ended December 31, 2017.

Loss from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded an expense of $612,771 due to impairment of goodwill and an expense of $113,903 due to termination of a lease. This amount was reduced by $61,241 due to a change in the fair value of derivative liability.

Net loss

As a result of the foregoing, for the year ended December 31, 2018, we recorded a net loss of $1,358,550 compared to a net loss of $43,033 for the year ended December 31, 2017.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss of $1,358,550 for the year ended December 31, 2018, and an accumulated deficit of $1,514,379 at December 31, 2018. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying consolidated financial statements for the year ended December 31, 2018, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

Operating Activities

During the year ended December 31, 2018, we used $592,079 of cash in operating activities primarily as a result of our net loss of $687,526 from continuing operations, offset by depreciation expenses of $1,319, and net changes in working capital items of operating assets and liabilities of $94,128.

During the year ended December 31, 2017, we used $41,281 of cash in operating activities primarily as a result of our net loss of $43,033, depreciation expenses of $399, and net changes in operating assets and liabilities of $1,353.

Financing Activities

During the year ended December 31, 2018, financing activities provided $671,000 in proceeds from a bridge loan.

During the year ended December 31, 2017, financing activities provided $46,004 in proceeds form capital contributions.

Off-Balance Sheet Transactions

At December 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Gulf West Security Network, Inc.

December 31, 2018

Report of Independent Registered Public Accounting Firm

12

Gulf West Security Network, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2018	2017
Current Assets
Cash	$64,798	$6,137
Accounts receivable	1,906	—
Prepaid expenses	85,560	30,289
Total Current Assets	152,264	36,427
Other Assets
Fixed assets, net	—	1,319
Total Assets	$152,264	$37,746

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$176,611	$25,307
Bridge loan	671,000	—
Liabilities of discontinued operations	636,561	—
Total Current Liabilities	1,484,172	25,307

Stockholders’ (Deficit) Equity
Preferred stock Series A, $0.001 par value; 15,000,000 shares authorized; 742,500 and 117,500 issued or outstanding, respectively	743	118
Preferred stock Series B, $0.001 par value; nil issued or outstanding	—	—
Preferred stock Series C, $0.001 par value; 1 share authorized; 1 and nill issued and outstanding, respectively	—	—
Preferred stock Series D, $0.001 par value; 1,000 shares authorized; 1,000 and nill issued and outstanding, respectively	1	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,518,250 and 4,050,439 shares issued and outstanding, respectively	4,518	4,050
Additional paid in capital	177,210	164,102
Accumulated deficit	(1,514,379)	(155,830)
Total Stockholders’ (Deficit) Equity	(1,331,908)	12,440
Total Liabilities and Stockholders’ (Deficit) Equity	$152,264	$37,746

The accompanying notes are an integral part of these consolidated financial statements.

Gulf West Security Network, Inc.

Consolidated Statements of Operations

	Year ended	Year ended
	December 31,	December 31,
	2018	2017
Revenue
Monitoring and related services	$16,530	$9,502
Product sales and installation	—	1,241
	16,530	10,743

Cost of Product	6,880	3,041
Gross Profit	9,650	7,702

Operating Expenses
General and administrative	650,638	50,735
Sales and marketing	46,538	—
Total operating expenses	697,176	50,735

Operating loss	(687,526)	(43,033)

Loss before provision for income taxes	(687,526)	(43,033)

Provision for income taxes	—	—

Net loss from continuing operations	(687,526)	(43,033)

Net loss from discontinued operations	(671,024)	—
Net Loss	$(1,358,550)	$(43,033)

Basic and diluted net loss per common share, continuing operations	$(0.16)	$(0.01)
Basic and diluted net loss per common share, discontinued operations	$(0.16)	—

Weighted average shares outstanding	4,172,198	3,820,990

The accompanying notes are an integral part of these consolidated financial statements.

Gulf West Security Network, Inc.

Consolidated Statements of Stockholders’ (Deficit) Equity

	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Preferred stock Series D		Common stock				Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity/(Deficit)
Balance as of December 31, 2016	117,500	118	—	—	—	—	—	—	4,050,439	4,050	118,098	(112,797)	9,469
Contributions	—	—	—	—	—	—	—	—	—	—	46,004	—	(46,004)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(43,033)	(43,033)
Balance as of December 31, 2017	117,500	118	—	—	—	—	—	—	4,050,439	4,050	164,102	(155,830)	12,440
Shares issued in connection with reverse merger	625,000	625	—	—	1	0	1,000	1	467,811	468	13,108	—	14,202
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,358,550)	(1,358,550)
Balance as of December 31, 2018	742,500	$743	—	$—	1	$0	1,000	$1	4,518,250	$4,518	$177,210	$(1,514,379)	$(1,331,908)

The accompanying notes are an integral part of these consolidated financial statements.

Gulf West Security Network, Inc.

Consolidated Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(1,358,550)	$(43,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	671,024	—
Depreciation	1,319	399
Changes in operating assets and liabilities:
Accounts receivable	(1,906)	—
Prepaid expenses	(55,270)	(3,539)
Accounts payable and accrued liabilities	151,304	4,892
Net cash used in operating activities – continuing operations	(592,079)	(41,281)
Net cash used in operating activities – discontinued operations	(20,260)	—

Cash Flows from Financing Activities
Contributions	—	46,004
Proceeds from bridge loan	671,000	—
Net cash provided by financing activities – continuing operations	671,000	46,004
Net cash provided by financing activities – discontinued operations	—	—

Net increase in cash	58,661	4,723

Cash, beginning of year	6,137	1,414

Cash, end of year	$64,798	$6,137

Supplemental cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Gulf West Security Network, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

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

On September 20, 2018, the Board of Directors of the Company designated one (1) share of Series C Preferred Stock (the “Series C Stock”) and one thousand (1,000) shares of Series D Preferred Stock (the “Series D Stock”). The classes of Series C Stock and Series D Stock were created in anticipation of the closing of the Merger Agreement.

Change of Fiscal Year

On September 28, 2018, the Company’s Board approved a change in fiscal year end from September 30th to December 31st. The decision to change the fiscal year end was related to the recent merger of the Company with LJR to closely align its operations and internal controls with that of its wholly owned subsidiary LJR.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Principles of Consolidation

The Company’s consolidated financial statements include all accounts of Gulf West Security Network, Inc., LJR, and NuLife Sciences, Inc. from September 28, 2018, the consummation of the Merger Agreement. All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of December 31, 2018 and 2017, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Revenue Recognition

The Company retrospectively adopted FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers”, on January 1, 2018, which did not have a material impact on the Company’s financial statements. The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions involving security systems that are sold outright to the customer, or where equipment is already owned by the customer, the Company’s performance obligations include monitoring, related services, and the sale and installation, or refurbish and repair, of the security systems. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected in installation and repair revenue in the consolidated statements of operations. Revenue associated with monitoring and related services is recognized as those services are provided, and is reflected in monitoring and related services revenue in the consolidated statements of operations.

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

			Fair Value Measurement at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$111,291	—	—	$111,291

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

Changes in Level 3 assets measured at fair value for the year ended December 31, 2018 were as follows:

Balance, December 31, 2017	$—
Beneficial conversion derivative liability assumed in Merger	172,532
Change in fair value of derivative	(61,241)
Balance, December 31, 2018	$111,291

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

The Company determined that certain convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible notes payable have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period recorded in earnings as “Other income (expense) - gain (loss) on change in derivative liabilities.” Please refer to Note 8 below.

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

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss of $1,358,550 for the year ended December 31, 2018, and an accumulated deficit of $1,514,379 and a working capital deficit of $1,331,908 at December 31, 2018. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying consolidated financial statements for the year ended December 31, 2018, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements. The Company expects to recognize right of use assets and associated liabilities upon adoption.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 –Acquired Assets and Assumed Liabilities of Discontinued Operations

Assets Acquired and Liabilities Assumed through Reverse Merger

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

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at fair value. The fair values of assets acquired and liabilities assumed are as follows:

Security deposit	$4,871
Goodwill	$612,771
Accrued expenses	$(125,647)
Accrued interest	$(49,261)
Notes payable	$(117,500)
Convertible notes	$(138,500)
Derivative liability	$(172,532)
Total identified net assets	$14,202

As a result of the Reverse Merger, we acquired approximately $0.6 million of liabilities of the former operations of NuLife Sciences, Inc., which have been discontinued. We are evaluating the means to relieve the Company of these liabilities. The assets and liabilities described below have been classified as discontinued operations in the consolidated financial statements.

Goodwill

The Company acquired goodwill through the Reverse Merger described above. The carrying value of $612,771 was impaired as of December 31, 2018.

Notes Payable

As a result of the Reverse Merger the Company assumed notes payable with total outstanding principal of $117,500 and accrued interest of $36,304, detailed as follows:

•	Demand note payable with outstanding principal of $25,000, and accrued interest of $17,400. The note matured on June 30, 2015 and carries an interest rate of 12%. This note is in default.
•	Demand notes payable to East West Secured Developments, LLC, with a combined outstanding principal of $74,500, and accrued interest of $18,061. These notes matured on October 31, 2016 and carry an interest rate of 12%. These notes are in default.
•	Term note payable with outstanding principal of $18,000, and accrued interest of $843. The note is due on July 31, 2019 and carries an interest at the rate of 3%.

As of December 31, 2018, notes payable had total outstanding principal of $117,500 and accrued interest of $41,044. These liabilities have been incorporated into liabilities from discontinued operations.

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

December 31, 2018
(A) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and is due December 2019	$5,000
(B) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and is due August 2020	50,000
(C) Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and was due September 2018 (in default)	63,500
(D) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.30 per share and is due October 13, 2020	20,000
Total convertible debt	$138,500

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

As of December 31, 2018, convertible notes had total outstanding principal of $138,500 and accrued interest of $13,806. These liabilities have been incorporated into liabilities from discontinued operations.

Derivative Liability

As of December 31, 2018, the derivative liabilities were valued at $111,291, related to a convertible note due September 2018 (listed above). These liabilities have been incorporated into liabilities from discontinued operations.

The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

December 31, 2018
(1) dividend yield of	0%;
(2) expected volatility of	336%;
(3) risk-free interest rate of	2.18%;
(4) expected life of	0.33 year;
(5) fair value of the Company’s common stock of	$0.08 per share.

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

As of December 31, 2018 and 2017, the available barter credit balances were $22,760 and $30,289, respectively.

Note 5 – Bridge Loan

As of December 31, 2018, the Company received advances totaling $671,000 from certain unrelated third parties. The formal structure and terms of the advances have not yet been determined by the Company and the third parties. Subsequent to the period ended December 31, 2018 the Company has received an additional advances totaling $50,000 from the same parties.

Note 6 – Capital Stock

The Company is authorized to issue 475,000,000 shares of $.001 par value common stock and 25,000,000 shares of $.001 par value preferred stock.

On September 5, 2018, our board of directors and the holders of a majority in interest of our voting capital stock approved a 1-for-10 reverse split of our common shares (“Reverse Split”). As a result of the Reverse Split, each shareholder of record as of September 5, 2018, received one (1) share of common stock for each ten (10) shares of common stock they held prior to the Reverse Split, with fractions of a share rounded up to the nearest whole share. The reverse split has been given retrospective treatment in the financial statements.

During the year ended December 31, 2018, pursuant to the Merger Agreement with LJR, and in exchange for all 100 issued and outstanding shares of LJR, the company issued to Lou Resweber, the sole shareholder of LJR, 1,000 shares of series D senior convertible preferred stock of the Company, and one share of series C super-voting preferred stock of the Company. The Company also issued 467,811 shares of its common stock and 625,000 shares of series A preferred stock of the Company, in connection with reverse merger.

As of December 31, 2018, the Company had 4,518,250 shares of its common stock issued and outstanding, with 742,500 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding.

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

Stock Options

As a result of the Reverse Merger the Company has outstanding the following stock options as of the period ended December 31, 2018

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, December 31, 2018	2,120,000	$0.17	1.00	$355,200
Exercisable, December 31, 2018	2,120,000	$0.17	1.00	$355,200

Note 7 - Income Taxes

The U.S. tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are summarized below.

	2017	2018
Net operating loss carryforward	$(51,994)	$(210,736)
Other	—	—
Total deferred tax assets	(51,994)	(210,736)
Valuation allowance	51,994	210,736
Net deferred tax asset	$—	$—
24

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2018 and 2017, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2018 and 2017 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2018 and 2017.

	2017	2018
U.S federal statutory income tax	-34.00%	-21.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Stock based compensation	0.00%	0.00%
Change in valuation allowance	39.80%	26.80%
Effective tax rate	0.00%	0.00%

At December 31, 2018, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $1 million, which, if not utilized earlier, expire through 2038.

The Tax Reform Act of 1986 limits the annual utilization of net operating loss and tax credit carry forwards, following an ownership change of the Company. Note that as a result of the Company's equity financings in recent years, the Company underwent changes in ownership for purposes of the Tax Reform Act. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three-year period.

Note 8 – Commitments & Contingencies

Office Lease

Subsequent to December 31, 2017 the Company rented space on a month-to-month basis in a Class 1 office in Lafayette, LA which it currently occupies. The monthly rent is $3,000. For the year ended December 31, 2018 and 2017, the Company incurred $29,500 and $0 in rent expense, respectively.

Laboratory Lease

During 2017, the Company executed a 5-year lease for a laboratory located at NOVA Southeastern University to be used by NuLife for conducting bench research. The lease calls for monthly payments of base rent of $1,925 along with applicable taxes and shared operating expenses. The lease required a security deposit in the amount of $4,871 and requires a 4% increase in base rent annually. During the year ended December 31, 2018, the agreement was terminated, with rent declared due and payable immediately in the amount of $142,944, including $46,052 past due rent, $92,850 estimated future rent payments, and $4,042 brokerage fees. These liabilities have been incorporated into liabilities from discontinued operations.

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

Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2018, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2018, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The following table contains information as of December 31, 2018 as to each Officer and Director of the Company:

Name	Age	Position
Lou Resweber	56	Chairman and Chief Executive Officer
Sean C. Clarke	40	Chief Financial Officer and Director

Louis J. Resweber. Mr Resweber has served as Chairman of the Board, Chief Executive Officer and Corporate Secretary of the Company since October 9, 2018. Prior to joining the Company, from September 2015 through October 2013, Mr. Resweber served as Chairman, President and Chief Executive Officer of LJR Security Services, Inc. and Gulf West Security Network, Inc., two privately-owned companies headquartered in Lafayette, LA, and both actively engaged in the electronic security industry. From September 2015 through September 2016, Mr. Resweber served as President and Chief Operating Officer of ESP Resources, Inc. (Nasdaq: ESPI). Previously, from its inception in March of 1993 through its successful sale in September of 2015, Mr. Resweber served as the Chairman of the Board, President and Chief Executive of Pelican Security Network, Inc., which he built from a start-up into the 36th largest provider of electronic security in the nation, in an industry with more than 14,000 licensed participants. Prior to that, from 1993 to 1996, Mr. Resweber was Chairman of the Board of Westmark Group Holdings, Inc. (Nasdaq:WGHI), where he completed the company's reorganization as a nationwide financial services concern. From 1995to 1996, he was President and Chief Executive Officer of Network Acquisition Corp., a wholly-owned subsidiary of Network Long Distance, Inc. (Nasdaq: NTWK), where he engineered a series of 17 successful mergers and acquisitions, helping to convert the company into one of the fastest-growing participants in the independent switch based telecommunications industry. From 1992 to 1995, he was Senior Vice President of Capital Markets for United Companies Financial Corporation (NYSE:UC), where he was instrumental in developing a capitalization plan that helped push its stock from $16 to $132 per share, making it one of the top growth stock of that time. And from 1991 to 1992, he was Senior Vice President of Hill & Knowlton International, Inc, beginning his career in the energy sector, Mr. Resweber served as Vice President of Arkla Energy (NYSE: ALG /now NRG - Reliant Energy) in Shreveport, LA; as Vice President of Entex Gas (NYSE: ETX / now CenterPoint Energy) in Houston, TX; and as Manager of Celeron Oil &Gas (NYSE: CEL/now Plains - All American Pipeline) in Santa Barbara, CA; Austin, TX; Houston, TX; and Lafayette, LA; the latter of which ultimately merged with The Goodyear Tire & Rubber (NYSE: GT).

Sean C. Clarke. Mr. Sean C. Clarke has, since the Company’s inception on October 15, 2013 served in various capacities. Presently, Mr Clarke is the Chief Financial Officer and a member of the Board of Directors. Mr. Clarke has also served as Chief Executive Officer and President of the Company.. Mr. Clarke has served as the sole officer of EPunk, Inc. from June 2013 through the present time, where he provides financial and management services for small to medium-sized companies. These include part time CEO services to these companies, which includes operational advice, accounting, supply chain management, preparation of security filings, and advice regarding compliance, and corporate governance. From 2010 through June 2013, Mr. Clarke worked privately as an accountant for Global Properties Corp. where he refined existing accounting systems, instituted internal controls and worked in direct support of the Director, board members and primary shareholders. In 2010, he served as an interim controller for Omega Accounting Solutions, a South Orange County California accounting firm where he administered financial reporting, budgeting and payroll services for small businesses. He implemented and revised accounting systems, and accounting software solutions across functional departments. During which time, he orchestrated two cost containment strategies resulting in the turnaround of two key clients. He also established AIA government compliant billing and payroll processes. In 2009, as a contractor, Mr. Clarke functioned as the sole On-Site IT Administration and Payable Accountant for a $275 million organization that conducted nondestructive testing for major utilities. He coordinated with the Network Administrator to manage a $1.5 million network of servers and operational technology. Mr. Clarke started his career in sales at Yellow Book USA where he served from 2000 to 2006. As an Assistant Sales Manager, he oversaw a twenty-person sales team responsible for $15 million in annual sales. He facilitated management and recruitment, training, forecasting, and internal reporting responsibilities. He administered a budget, and coordinated with major vendors to contain costs, implement new technology, and ensure product quality. He served in the retention of key accounts, and represented the division at local and superior court levels. Mr. Clarke earned a Bachelor of Science in Business Administration with an emphasis in Finance from Chapman University in May 2002 and a Master of Business Administration from the University San Diego in May 2008.

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

Director Nominations

As of December 31, 2018, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company's board of directors.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during the year ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2018 and December 31, 2017 compensation awarded to or paid to, or earned by, our President, Chief Executive Officer and Chief Financial Officer (the "Named Executive Officers").

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Louis J. Resweber (1) President	2018	$48,000	$—	$—	$—	$48,000
	2017	$—	$—	$—	$—	$—
Fred G. Luke (2) Former President	2018	$—	$—	$—	$—	$—
	2017	$35,000	$—	$—	$186,904	$221,904

(1)	On October 5, 2018, pursuant to the Merger Agreement with LJR, and in exchange for all one hundred (100) issued and outstanding shares of LJR, Lou Resweber, the sole shareholder of LJR received one thousand (1,000) shares of series D senior convertible preferred stock of the Company, convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company, and one share of series C super-voting preferred stock of the Company which grants the holder 50.1% of the votes of the Company at all times.

(2)	During the fiscal year ended September 30, 2017, the Company paid Mr. Luke, the Company’s former President $35,000 in fees, which included $5,300 carried over from consulting services provided by Mr. Luke during the fiscal year ended September 30, 2016 prior to Mr. Luke becoming President, and $755.15 in expense reimbursements. Global Business Strategies Inc., a company controlled by Mr. Luke, also received fees during the fiscal year ended September 30, 2017.

Narrative Disclosure to Summary Compensation

Louis J. Resweber – Effective October 8, 2018, the Company entered into an employment agreement with Louis J. Resweber, the Company’s Chief Executive Officer, President and Chairman of the board of directors. The term of the employment agreement runs through October 8, 2013. The employment agreement provides for an annual base salary that is subject to increase at the Compensation Committee’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $246,000. Under the employment agreement, Mr. Resweber is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors.

Equity Awards

None.

Compensation of Directors

During our fiscal years ended December 31, 2018 and 2017, we did not provide compensation to any of our directors for serving as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 16, 2019, certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name(1)	Shares of Common Stock Beneficially Owned	Percent of Class	Shares of Series A Preferred Stock Beneficially Owned(2)	Percent of Class	Shares of Series C Preferred Stock Beneficially Owned(3)	Percent of Class	Shares of Series D Preferred Stock Beneficially Owned(4)	Percent of Class	Other Beneficial Ownership	Total	Voting Percentage for all Classes (fully-diluted)
Louis J. Resweber(5)	—	*	—	*	1	100%	1,000	100%	—	1,100	99.98%
Sean C. Clarke(6)	50,000	1.11%	7,500	1.05%	—	*	—	*	—	57,500	1.05%
Fred Luke(7)	132,156	2.92%	55,000	7.67%	—	*	—	*	1,500,000	1,687,156	7.67%
Derek Cahill(8)	2,175,000	48.14%	—	*	—	*	—	*	—	2,175,000	__
Kingdom Building, Inc.(9)	130,000	2.88%	655,000	91.29%	—	*	—	*	—		91.29%
All directors/director nominees and executive officers as a group (2 persons)	50,000	1.11%	7,500	1.01%	1	100%	1,000	100%	—	58,501	99.99%

________________________________________
* Indicates less than

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Gulf West Security Network, Inc., Park Tower Building, 4th Floor, Suite 4200-A, 400 East Kaliste Saloom Road, Lafayette, LA 70508-8517.

(2)	Shares of our Series A Preferred Stock are not convertible into common stock and are entitled to such votes as determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities issued by the Corporation and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that by the number of shares of Series A Preferred Stock issued and outstanding.

(3)	Shares of our Series C Preferred Stock are not convertible into common stock but hold 50.1% of the vote of all classes of capital stock, and are entitled to vote together with holders of our common stock on all matters in which our common stockholders may vote.

(4)	Shares of our Series D Preferred Stock are convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock, and are entitled to vote together on an as converted basis with holders of our common stock on all matters in which our common stockholders may vote.

(5)	Chief Executive Officer and Chairman of the Board of Directors.

(6)	Chief Financial Officer and Secretary and current member of the Board of Directors. Mr. Clarke has the option to convert 7,500 Series A Preferred Stock upon board of directors approval of the conversion, which shares are convertible into such number of shares of common stock as determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities issued by the Corporation and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that by the number of Series A Preferred shares held.

(7)	Former President of the Company. Mr. Luke’s common and preferred shares are held by Global Business Strategies Inc. (“GBSI”), a Nevada corporation beneficially controlled by Mr. Luke. Mr. Luke has the option to convert GBSI’s 55,000 Series A Preferred Stock upon board of directors approval of the conversion, which shares are convertible into such number of shares of common stock as determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities issued by the Corporation and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that by the number of Series A Preferred shares held..

(8)	Beneficial shareholder of the Company.

(9)	A California corporation owned and controlled by Ted Haberfield. Mr. Haberfield has the option to convert GBSI’s 655,000 Series A Preferred Stock upon board of directors approval of the conversion, which shares are convertible into into such number of shares of common stock as determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities issued by the Corporation and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that by the number of Series A Preferred shares held.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Corporate Governance and Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On October 8, 2018, TAAD, LLP was dismissed as the independent registered public accounting firm for the Company. On October 8, 2018, Daszkal Bolton LLP, the independent registered public accounting firm for LJR, was engaged by the Company as its new independent registered public accounting firm.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2018, and December 31, 2017, for professional services rendered by Daszkal Bolton LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim, unaudited consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees and Audit Related Fees	$43,950(1)	$27,000(2)
Tax Fees	-	3,000
All Other Fees	-	-
Total	$43,950	$30,000

(1)	Includes $43,950 in audit fees paid to Daszkal Bolton LLP for services provided to Gulf West Security Networks after the Merger.

(2)	Includes $27,000 in audit fees paid to Daszkal Bolton LLP for services provided to LJR prior to the Merger.

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.		Description

	3.1	Amended and Restated Articles of Incorporation (1)

	3.2	Amended and Restated By-Laws (1)

	3.3	Certificate of Designation for Series A Preferred Stock

	3.5	Certificate of Designation for Series C Preferred Stock (1)

	3.6	Certificate of Designation for Series D Preferred Stock (1)

	10.1	Form of Note Agreement (2)

	14.1	Code of Ethics (4)

	31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

	31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

	101	XBRL Interactive Data Files*

____________

* Filed herewith.

(1)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 24, 2018.

(2)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2017.

(3)	Incorporated herein by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on November 11, 2016 .

(4)	Incorporated herein by reference to the Company's Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK, INC.

Date: April 16, 2018	By:	/s/ Louis J. Resweber
Louis J. Resweber
President (Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis J. Resweber	President	April 16, 2018,
Louis J. Resweber

/s/ Sean C. Clark________________	Chief Financial Officer, Secretary	April 16, 2018
Sean C. Clarke	and Sole Director

