Form 10-K/A
period 2018-12-31
Gulf West Security Network, Inc.
filed 2019-04-18
CIK 1592603

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 18, 2019 (the “Form 10-K”), is to include the “Report of Independent Registered Public Accounting Firm” on page 12 and to furnish Exhibit 101 to the Form 10-K. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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

Index to Financial Statements

Gulf West Security Network, Inc.

December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Gulf West Security Network, Inc. (F/K/A LJR Security Services, Inc.)

Lafayette, Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf West Security Network, Inc. (formerly known as LJR Security Services, Inc.) (the “Company”) at December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has experienced net losses and has accumulated and working capital deficits, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP
We have served as the Company’s auditor since 2018. Boca Raton, Florida April 16, 2019

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

GULF WEST SECURITY NETWORK, INC.

Date: April 18, 2018	By:	/s/ Louis J. Resweber
Louis J. Resweber
President (Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis J. Resweber	President	April 18, 2018,
Louis J. Resweber

/s/ Sean C. Clark________________	Chief Financial Officer, Secretary	April 18, 2018
Sean C. Clarke	and Sole Director

