Form 10-Q
period 2019-03-31
Gulf West Security Network, Inc.
filed 2019-05-20
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Registrant’s telephone number, including area code: (337) 210-8790

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes      ☐               No      ☑

As of May 20, 2019, there were 4,518,250 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Gulf West Security Network, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
Assets	2019	2018
Current Assets
Cash	$22,406	$64,798
Accounts receivable	1,923	1,906
Prepaid expenses	31,422	85,560
Inventory	6,327	—
Total Current Assets	62,078	152,264
Total Assets	$62,078	$152,264

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$283,104	$176,611
Bridge loan	746,000	671,000
Liabilities of discontinued operations	586,049	636,561

Total Current Liabilities	1,615,153	1,484,172

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock Series A, $0.001 par value; 15,000,000 shares authorized; 742,500 and 117,500 issued and outstanding, respectively	743	743
Preferred stock Series B, $0.001 par value; nil issued and outstanding	—	—
Preferred stock Series C, $0.001 par value; 1 share authorized; 1 and nill issued and outstanding, respectively	—	—
Preferred stock Series D, $0.001 par value; 1,000 shares authorized; 1,000 and nill issued and outstanding, respectively	1	1
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,518,250 shares issued and outstanding	4,518	4,518
Additional paid in capital	177,210	177,210
Accumulated deficit	(1,735,547)	(1,514,379)
Total Stockholders’ (Deficit)	(1,553,075)	(1,331,908)
Total Liabilities and Stockholders’ (Deficit)	$62,078	$152,264

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gulf West Security Network, Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018
Revenue
Monitoring and related services	$3,869	$4,985
Product sales and installation	—	—
	3,869	4,985

Cost of Product	1,989	1,052

Gross Profit	1,880	3,933

Operating Expenses
General and administrative	263,515	77,673
Sales and marketing	10,044	9,768
Total operating expenses	273,559	87,441

Operating loss	(271,679)	(83,507)

Loss from continuing operations before provision for income taxes	(271,679)	(83,507)

Provision for income taxes	—	—

Loss from continuing operations	(271,679)	(83,507)

Income from discontinued operations	50,512	—

Net Loss	$(221,167)	$(83,507)

Basic and diluted net loss per common share, continuing operations	$(0.06)	$(0.02)
Basic and diluted earnings per common share, discontinued operations	$0.01	$—

Weighted average shares outstanding	4,518,250	3,820,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gulf West Security Network, Inc.

Condensed Consolidated Statements of Stockholders Deficit

 (Unaudited)

	Preferred stock Series A		Preferred stock Series B		Preferred stock Series C		Preferred stock Series D		Common stock				Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity/(Deficit)
Balance as of January 1, 2018	117,500	118	—	—	—	—	—	—	4,050,439	4,050	164,102	(155,830)	12,440
Shares issued for debt settlement	25,000	25	—	—	—	—	—	—	15,385	15	(1,836)	—	(1,796)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(83,507)	(83,507)
Balance as of March 31, 2018	142,500	143	—	—	—	—	—	—	4,065,824	4,065	162,266	(239,337)	(72,863)

Balance as of January 1, 2019	742,500	743	—	—	1	0	1,000	1	4,518,250	4,518	177,210	(1,514,380)	(1,331,908)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(221,167)	(221,167)
Balance as of March 31, 2019	742,500	743	—	—	1	0	1,000	1	4,518,250	4,518	177,210	(1,735,547)	(1,553,075)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gulf West Security Network, Inc.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities
Loss from continuing operations	$(271,679)	$(83,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	50,512	—
Depreciation	—	100
Changes in operating assets and liabilities:
Accounts receivable	(17)	(1,068)
Prepaid expenses	54,138	(10,094)
Inventory	(6,327)	—
Accounts payable and accrued liabilities	106,493	3,545
Net cash used in operating activities - continuing operations	(66,880)	(91,025)
Net cash used in operating activities - discontinued operations	(50,512)	—

Cash Flows from Investing Activities:	—	—
Net cash used in investing activities	—	—

Cash Flows from Financing Activities
Contributions, net	—	(1,796)
Proceeds from bridge loan	75,000	100,000
Net cash provided by financing activities	75,000	98,204

Net (decrease) increase in cash	(42,392)	7,180

Cash, beginning of period	64,798	6,137

Cash, end of period	$22,406	$13,317

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gulf West Security Network, Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of March 31, 2019 and December 31, 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

	Fair Value Measurement at March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$55,461	—	—	$55,461

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2019 were as follows:

Balance, December 31, 2018	$111,291
Beneficial conversion derivative liability assumed in Merger	-
Change in fair value of derivative	(55,830)
Balance, March 31, 2019	$55,461

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

The Company determined that certain convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible notes payable have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period is recorded in earnings as “Income (loss) from discontinued operations.” Please refer to Note 3 below.

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss of $221,167 for the three months ended March 31, 2019, and an accumulated deficit of $1,735,547 and a working capital deficit of $1,553,075 at March 31, 2019. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying consolidated financial statements for the three months ended March 31, 2019, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements. The Company evaluated the impact that the application of the new standard has on its consolidated financial statements and related disclosures and determined there has been no impact. The Company adopted the provisions of this standard in the first quarter of fiscal 2019.

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

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at fair value. The fair values of assets acquired and liabilities assumed are as follows:

Security deposit	$4,871
Goodwill	612,771
Accrued expenses	(125,647)
Accrued interest	(49,261)
Notes payable	(117,500)
Convertible notes	(138,500)
Derivative liability	(172,532)
Total identified net assets	$14,202

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
11

As of March 31, 2019, notes payable had total outstanding principal of $117,500 and accrued interest of $43,720. These liabilities have been incorporated into liabilities from discontinued operations.

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

March 31, 2019
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

As of March 31, 2019, convertible notes had total outstanding principal of $138,500 and accrued interest of $16,450. These liabilities have been incorporated into liabilities from discontinued operations.

Derivative Liability

As of March 31, 2019, the derivative liabilities were valued at $55,461, related to a convertible note due September 2018 (listed above). These liabilities have been incorporated into liabilities from discontinued operations.

The fair value of the described embedded derivative was determined using the Black-Scholes Model with the following assumptions:

March 31, 2019
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

As of March 31, 2019 and December 31, 2018, the available barter credit balances were $23,222 and $22,760, respectively.

Note 5 – Bridge Loan

As of March 31, 2019, the Company received advances totaling $746,000 from certain unrelated third parties. The formal structure and terms of the advances have not yet been determined by the Company and the third parties. Subsequent to the period ended March 31, 2019 the Company has received an additional advances totaling $62,080 from the same parties.

Note 6 – Capital Stock

The Company is authorized to issue 475,000,000 shares of $.001 par value common stock and 25,000,000 shares of $.001 par value preferred stock.

As of March 31, 2019, the Company had 4,518,250 shares of its common stock issued and outstanding, with 742,500 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding.

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

Stock Options

As a result of the Reverse Merger the Company has outstanding the following stock options as of the period ended March 31, 2019

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, March 31, 2019	2,120,000	$0.17	1.00	$355,200
Exercisable, March 31, 2019	2,120,000	$0.17	1.00	$355,200

Note 8 – Commitments & Contingencies

Office Lease

During the three months ended March 31, 2019, the Company rented space on a month-to-month basis in a Class 1 office in Lafayette, LA which it currently occupies. The monthly rent is $3,000. For the three months ended March 31, 2019 and 2018, the Company incurred $9,000 and $0 in rent expense, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The terms GWSN,” “we,” “us,” “our,” and the “Company” refer to Gulf West Security Network, Inc.

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

Results of Operations

Three months ended March 31, 2019 and 2018

We had revenue of $3,869 for the three months ended March 31, 2019, as compared to $4,985 for the three months ended March 31, 2018 a decrease of $1,116 or 22%. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Product

Cost of product sold for the three months ended March 31, 2019 was $1,989, as compared to $1,052 for the three months ended March 31, 2018.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2019 were $263,515, an increase of $185,842, or 239%, compared to $77,673 for the three months ended March 31, 2018. General and administrative expenses increased mainly due to legal and accounting costs associated with the public company operations.

Sales and marketing

Our sales and marketing expenses for the three months ended March 31, 2019 were $10,044, compared to $9,768 for the three months ended March 31, 2018.

Income (loss) from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded income of $50,512 primarily due to a change in the fair value of derivative liability.

Net loss

As a result of the foregoing, for the three months ended March 31, 2019, we recorded a net loss of $221,167 compared to a net loss of $83,507 for the three months ended March 31, 2018.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss of $221,167 for the three months ended March 31, 2019, and an accumulated deficit of $1,735,547 at March 31, 2019. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying consolidated financial statements for the three months ended March 31, 2019, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

Operating Activities

During the three months ended March 31, 2019, we used $117,392  of cash in operating activities primarily as a result of our loss of $271,679  from continuing operations, offset by net changes in working capital items of operating assets and liabilities of $154,287.

During the three months ended March 31, 2018, we used $91,025 of cash in operating activities primarily as a result of our net loss of $83,507, depreciation expenses of $100, and net changes in operating assets and liabilities of $7,617.

Financing Activities

During the three months ended March 31, 2019, financing activities provided $75,000 in proceeds from a bridge loan.

During the three months ended March 31, 2018, financing activities provided $100,000 in proceeds from a bridge loan and $1,796 of net contribution.

  Off-Balance Sheet Transactions

At March 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GULF WEST SECURITY NETWORK, INC.

Date: May 20, 2019	By:	/s/ Louis J. Resweber
Louis J. Resweber
President (Principal Executive Officer)

