Form 10-Q
period 2019-06-30
Gulf West Security Network, Inc.
filed 2019-08-14
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 14, 2019, there were 4,518,250 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2019

2

Gulf West Security Network, Inc.

GULF WEST SECURITY NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
ASSETS

Current Assets
Cash	$11,569	$64,798
Accounts receivable	1,923	1,906
Prepaid expenses	66,690	85,560
Inventory	6,514	-
Total current assets	86,696	152,264

Total assets	$86,696	$152,264

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$372,470	$176,611
Bridge Loan	836,000	671,000
Liabilities of discontinued operations	642,194	636,561
Total liabilities	1,850,664	1,484,172

Deficiency in Stockholders' equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A,	743	743
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share	-	-
Preferred stock Series D, 1,000 shares	1	1
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,518,250 shares issued and outstanding	4,518	4,518
Additional paid in capital	177,210	177,210
Accumulated deficit	(1,946,440)	(1,514,380)
Total deficiency in stockholders’ equity	(1,763,968)	(1,331,908)

Total liabilities and deficiency in stockholders' equity	$86,696	$152,264

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the period ended June 30, 2019 and June 30, 2018

	3 Months Ended		6 Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue
Monitoring and related services	$2,338	$4,183	$6,207	$9,168
Product sales and installation	1,025	-	1,025	-
Total Revenue	3,363	4,183	7,232	9,168

Cost of Revenue	2,620	2,410	4,609	3,462

Gross Profit	743	1,773	2,623	5,706

Operating Expenses
General and administrative	155,845	115,768	419,362	193,405
Sales and marketing	5,044	9,804	15,088	19,608
Total Operating Expenses	160,889	125,572	434,450	213,013

Operating Loss	(160,146)	(123,799)	(431,827)	(207,307)

Loss from continuing operations before provision for income taxes	(160,146)	(123,799)	(431,827)	(207,307)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(160,146)	(123,799)	(431,827)	(207,307)

Loss from discontinued operations	(50,745)	-	(233)	-

Net loss	$(210,891)	$(123,799)	$(432,060)	$(207,307)

Basic and diluted net loss per common share, continuing operations	$(0.04)	$(0.03)	$0.10	$(0.05)
Basic and diluted net loss per common share, discontinued operations	$(0.01)	$-	$(0.00)	$-
Weighted average shares outstanding	4,518,250	4,050,439	4,518,250	4,050,439

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the 6 months ended June 30, 2019 and year ended December 31, 2018

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance at January 1, 2018	117,500	$118	-	$-	-	$-	-	$-	4,050,439	$4,050	$164,102	$(155,830)	$12,440

Shares issued for debt settlement	25,000	25	-	-	-	-	-	-	15,385	15	(1,836)	-	(1,796)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(83,507)	(83,507)
Balance at March 31, 2018	142,500	$143	-	$-	-	$-	-	$-	4,065,824	$4,065	$162,266	$(239,337)	$(72,863)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(123,799)	(123,799)
Balance at June 30, 2018	742,500	$743	-	$-	-	$-	-	$-	4,065,824	$4,065	$162,266	$(363,136)	$(196,662)

Balance at January 1, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,514,380)	$(1,331,908)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(221,167)	(221,167)
Balance at March 31, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,735,547)	$(1,553,075)

Net loss	-	-	-	-	-	-	-	-	-	-	-	(210,893)	(210,893)
Balance at June 30, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,946,440)	$(1,763,968)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the 6 months ended June 30, 2019 and June 30, 2018

	June 30, 2019	June 30, 2018

Cash Flows from Operating Activities
Net loss	$(432,060)	$(207,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	233	-
Depreciation	-	200
Changes in operating assets and liabilities
Accounts receivable	(17)	(1,721)
Inventory	(6,514)	-
Prepaid expenses	18,870	(56,347)
Accounts payable and accrued liabilities	195,859	37,294
Net cash used in operating activities – continuing operations	(223,629)	(227,881)
Net cash provided by operating activities – discontinued operations	5,400	2,840

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from bridge loan	165,000	410,000
Cash flow provided by financing activities	165,000	410,000

Net Change in Cash	(53,229)	184,959

Cash at Beginning of Period	64,798	6,137
Cash at End of Period	$11,569	$191,096

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

NOTE 1: NATURE OF THE BUSINESS

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

The merger was accounted for as a reverse merger, whereby LJR was considered the accounting acquirer and became our wholly-owned subsidiary. In accordance with the accounting treatment for a “reverse merger”, the Company’s historical financial statements prior to the reverse merger has been replaced with the historical financial statements of LJR prior to the reverse merger. The financial statements after completion of the reverse merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the reverse merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K.

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of June 30, 2019 and December 31, 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Revenue Recognition

The Company retrospectively adopted FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers”, on January 1, 2018, which did not have a material impact on the Company’s condensed consolidated financial statements. The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions involving security systems that are sold outright to the customer, or where equipment is already owned by the customer, the Company’s performance obligations include monitoring, related services, and the sale and installation, or refurbish and repair, of the security systems. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected in installation and repair revenue in the consolidated statements of operations. Revenue associated with monitoring and related services is recognized as those services are provided, and is reflected in monitoring and related services revenue in the consolidated statements of operations.

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

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurement at June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$106,206	—	—	$106,206

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2019 were as follows:

Balance, December 31, 2018	$111,291
Change in fair value of derivative	(5,085)
Balance, June 30, 2019	$106,206

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

The Company determined that certain convertible debt instruments outstanding as of the date of these condensed consolidated financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible notes payable have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period is recorded in earnings as “Income (loss) from discontinued operations.” Please refer to Note 3 below.

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $431,827 for the six months ended June 30, 2019, and an accumulated deficit of $1,946,440, and a working capital deficit of $1,763,968 at June 30, 2019. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the six months ended June 30, 2019, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements. The Company adopted the provisions of this standard in the first quarter of fiscal 2019 but did not have any impact since all leases are short-term in nature.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation and may require the services of valuation experts. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

NOTE 3: ACQUIRED ASSETS AND ASSUMED LIABILITIES OF DISCONTINUED OPERATIONS

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

As a result of the Reverse Merger, we acquired approximately $0.6 million of liabilities of the former operations of NuLife Sciences, Inc., which have been discontinued. We are evaluating the means to relieve the Company of these liabilities. The assets and liabilities described below have been classified as discontinued operations in the condensed consolidated financial statements.

Goodwill

The Company acquired goodwill through the Reverse Merger described above. The carrying value of $612,771 was impaired and written down to $0 as of December 31, 2018.

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

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

As of June 30, 2019, notes payable had total outstanding principal of $117,500 and accrued interest of $46,459. These liabilities have been incorporated into liabilities from discontinued operations.

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

June 30, 2019
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

A. Originally issued in 2017, outstanding principal of $5,000, and accrued interest of $715.

B. Hayden note was issued on August 23, 2017, outstanding principal of $50,000, and accrued interest of $4,538.

C. Current holder acquired the note in May 2018. Current outstanding principal of $63,500, and accrued interest of $4,295.

D. Escala note was issued October 13, 2017, outstanding principal of $20,000, and accrued interest of $1,530.

As of June 30, 2019, convertible notes had total outstanding principal of $138,500 and accrued interest of $19,109. These liabilities have been incorporated into liabilities from discontinued operations.

Derivative Liability

As of June 30, 2019, the derivative liabilities were valued at $106,206, related to a convertible note [(C) above] due September 2018. This derivative liability has been incorporated into liabilities from discontinued operations.

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	June 30, 2019
(1) dividend yield of	0	%;
(2) expected volatility of	841	%;
(3) risk-free interest rate of	2.12	%;
(4) expected life of	0.33 year;
(5) fair value of the Company’s common stock of	$0.06 per share.

NOTE 4: PREPAID EXPENSES

The Company has available to its credit through certain trade organizations as a result of barter transactions for services. These amounts are available for use with certain vendors and establishments who are part of the same trade organization. These balances do not represent cash available to the Company, and as such are recorded as the prepaid expenses account as incurred.

As of June 30, 2019 and December 31, 2018, the available barter credit balances were $25,940 and $22,760, respectively.

As of June 30, 2019, this account also includes prepaid expenses for property insurance and legal expenses amounting to $35,750 and $5,000, respectively.

NOTE 5: BRIDGE LOAN

As of June 30, 2019, the Company has received advances totaling $836,000 from certain unrelated third parties. The formal structure and terms of these advances have not yet been determined by the Company and the third parties.

NOTE 6: CAPITAL STOCK

The Company is authorized to issue 475,000,000 shares of $.001 par value common stock and 25,000,000 shares of $.001 par value preferred stock.

As of June 30, 2019, the Company had 4,518,250 shares of its common stock issued and outstanding, with 742,500 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding.

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

Description of Preferred Stock:

Series A Preferred Stock

The Company has 742,500 shares of Preferred Stock designated as Series A Preferred Stock with the following characteristics:

•	Holders of the Series A Stock are entitled to receive dividends or other distributions with the holders of the common stock on an “as converted” basis when, as, and if declared by the Board of Directors of the Company.

•	Holders of shares of Series A Stock, upon Board of Directors approval, may convert at any time following the issuance upon sixty-one (61) day written notice to the Company. Each share of Series A Stock shall be convertible into such number of fully paid and non-assessable shares of common stock as is determined by multiplying the number of issued and outstanding shares of the Company’s common stock together with all other derivative securities, including securities convertible into or exchangeable for common stock, whether or not then convertible or exchangeable (b) subscriptions, rights, options and warrants to purchase shares of common stock, whether or not then exercisable, but entitled to vote on matters submitted to the shareholders, issued by the Company and outstanding as of the date of conversion, by .000001, then multiplying that number of shares of Series A Stock to be converted.

•	In case of any consolidation, merger of the Company, or a change of control of the Company’s Board, the holders are entitled, without any further action required or permission by the Board, to exercise their conversions rights. In the case of any consolidation, merger of the Company, the Board shall mail to each holder of Series A Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Stock into shares of common stock pursuant to this paragraph and thereafter receive the number of shares of common stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of common stock of the Company deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 8.1(a) hereof; provided however that the Series A Stock shall not be subject to or affected as to the number of conversion shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

•	In the event of a liquidation, the holders of shares of the Series A Stock shall be entitled to receive, prior to the holders of the other series of preferred stock and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock, an amount equal to five dollars ($5.00) per share with respect to each share of Series B Stock owned as of the date of Liquidation, plus all declared but unpaid dividends with respect to such shares, and thereafter they shall share in the net Liquidation proceeds on an “as converted basis” on the same basis as the holders of the common stock.

•	The holders of each share of Series A Stock shall have that number of votes as determined by multiplying the number of issued and outstanding shares of the Company’s common Stock together with all other derivative securities issued by the Company and outstanding as of the date of conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the shareholders, by .000001, then multiplying that number of shares of Series A Stock to be converted.

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

•	The Corporation shall have the option to redeem all of the outstanding shares of Series A Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Corporation and the holders of shares of Series A Stock holding at least 51% of such Series A Stock, beginning ten (10) business days following notice by the Company, at a redemption price the higher of (a) five dollars ($5.00) per share, or (b) fifty percent (50%) of the trailing average highest closing bid price of the Company’s common stock as quoted on www.OTCMarkets.com or the Company’s primary listing exchange on the date of notice of redemption, unless otherwise modified by mutual written consent between the Company and the holders of the Series A Stock (the “Conversion Price”). Redemption payments shall only be made in cash within sixty (60) days of notice by the Company to redeem.

•	The shares of Series A Stock acquired by the Company by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series A Stock.

Series C Preferred Stock

•

The Company has 1 share of Preferred Stock designated as Series C Preferred Stock. Although the Series C Preferred Stock carries no dividend, distribution, liquidation or conversion rights, each share of Series C Preferred Stock grants the holder 50.1% of the total votes of all classes of capital stock of the Company and are able to vote together with the common stockholders on all matters. Consequently, the holder of the Company’s Series C Preferred Stock is able to unilaterally control the election of its board of directors and, ultimately, the direction of the Company.

Series D Preferred Stock

•

The Company has 1,000 shares of Preferred Stock designated as Series D Preferred Stock. Although the Series D Preferred Stock have no voting rights, shares of Series D Preferred Stock in the aggregate are convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company. Additionally, the Series D Preferred Stock has pari passu dividend, distribution and liquidation rights with the common stock.

Stock Options

As a result of the Reverse Merger the Company has outstanding the following stock options as of the period ended June 30, 2019

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, June 30, 2019	2,120,000	$0.17	0.50	$355,200
Exercisable, June 30, 2019	2,120,000	$0.17	0.50	$355,200

GULF WEST SECURITY NETWORK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of June 30, 2019 and December 31, 2018 and for the 6 months ended June 30, 2019 and 2018

NOTE 7: COMMITMENT AND CONTINGENCIES

Office Lease

During the six months ended June 30, 2019, the Company rented space on a month-to-month basis in a Class 1 office in Lafayette, LA which it currently occupies. The monthly rent is $3,000. For the six months ended June 30, 2019 and 2018, the Company incurred $18,000 and $11,500 in rent expense, respectively.

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

NOTE 8: SUBSEQUENT EVENTS

These condensed consolidated financial statements were approved by management and available for issuance on August __, 2019. Subsequent events have been evaluated through this date.

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

Business Overview

Gulf West Security Network, Inc. and its wholly-owned subsidiaries, are principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Results of Operations

Three months ended June 30, 2019 and 2018

We had revenue of $2,338 for the three months ended June 30, 2019, as compared to $4,183 for the three months ended June 30, 2018 a decrease of $1,845. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the three months ended June 30, 2019 was $2,620, as compared to $2,410 for the three months ended June 30, 2018.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2019 were $160,889, an increase of $35,317, or 34.6%, compared to $115,768 for the three months ended June 30, 2018. General and administrative expenses increased mainly due to wages, professional fees and interest expense associated with the public company operations.

Sales and marketing

Our sales and marketing expenses for the three months ended June 30, 2019 were $5,044, compared to $9,804 for the three months ended June 30, 2018.

Income (loss) from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded loss of $50,745 primarily due to a change in the fair value of a derivative liability.

Net loss

As a result of the foregoing, for the three months ended June 30, 2019, we recorded a net loss of $161,171 compared to a net loss of $123,799 for the three months ended June 30, 2018.

Six months ended June 30, 2019 and 2018

We had revenue of $7,232 for the six months ended June 30, 2019, as compared to $9,168 for the six months ended June 30, 2018 a decrease of $1,936 or 21%. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the six months ended June 30, 2019 was $4,609, as compared to $3,462 for the six months ended June 30, 2018.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2019 were $419,362, an increase of $225,957, or 117%, compared to $193,405 for the six months ended June 30, 2018. General and administrative expenses increased mainly due to wages, professional fees and interest expense associated with the public company operations.

Sales and marketing

Our sales and marketing expenses for the six months ended June 30, 2019 were $15,088, compared to $19,608 for the six months ended June 30, 2018.

Income (loss) from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded loss of $233 primarily due to a change in the fair value of derivative liability.

Net loss

As a result of the foregoing, for the six months ended June 30, 2019, we recorded a net loss of $432,060 compared to a net loss of $207,307 for the six months ended June 30, 2018.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $431,827 for the six months ended June 30, 2019, and an accumulated deficit of $1,946,440, and a working capital deficit of $1,763,968 at June 30, 2019. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the six months ended June 30, 2019, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

Operating Activities

During the six months ended June 30, 2019, we used $223,629 of cash in operating activities primarily as a result of our loss of $432,060 from continuing operations, offset by net changes in working capital items of operating assets and liabilities of $208,198.

During the six months ended June 30, 2018, we used $227,881 of cash in operating activities primarily as a result of our net loss of $207,307, depreciation expenses of $200, and net changes in operating assets and liabilities of $20,774.

Financing Activities

During the six months ended June 30, 2019, financing activities provided $165,000 in proceeds from a bridge loan.

During the six months ended June 30, 2018, financing activities provided $410,000 in proceeds from a bridge loan and $1,796 of net contribution.

Off-Balance Sheet Transactions

At June 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first half of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
32 .1 *	Section 1350 Certification of Chief Executive Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document

_________

* Filed herewith

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK INC.

Date: August 14, 2019	By:	/s/ Louis J. Resweber
Louis J. Resweber
President (Principal Executive Officer)

