Form 10-Q
period 2019-09-30
Gulf West Security Network, Inc.
filed 2019-11-14
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER

333-193220

GULF WEST SECURITY NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-2908492
(State of incorporation)	(I.R.S. Employer Identification No.)

2851 Johnson Street, Unit #194

Lafayette, LA 70503

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (337) 210-8790

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2019, there were 4,518,250 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gulf West Security Network, Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements (Unaudited)

September 30, 2019

3

Gulf West Security Network, Inc. TABLE OF CONTENTS

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) As of September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
ASSETS

Current Assets
Cash	$29,340	$64,798
Accounts receivable	1,748	1,906
Prepaid expenses	31,255	85,560
Total current assets	62,343	152,264

Total assets	$62,343	$152,264

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$140,945	$110,393
Accounts payable - related party	26,166	22,359
Accrued wages - related party	196,859	43,859
Bridge Loan	951,000	671,000
Liabilities of discontinued operations	610,438	636,561
Total liabilities	1,925,408	1,484,172

Deficiency in Stockholders’ equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A, 742,500 shares issued and outstanding	743	743
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,518,250 shares issued and outstanding	4,518	4,518
Additional paid in capital	177,210	177,210
Accumulated deficit	(2,045,537)	(1,514,380)
Total deficiency in stockholders’ equity	(1,863,065)	(1,331,908)

Total liabilities and deficiency in stockholders’ equity	$62,343	$152,264

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the periods ended September 30, 2019 and 2018

	3 Months Ended		9 Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue
Monitoring and related services	$3,562	$3,940	$9,769	$13,108
Product sales and installation	-	-	1,025	-
Total Revenue	3,562	3,940	10,794	13,108

Cost of Revenue	7,142	975	11,733	4,437

Gross Profit (Loss)	(3,562)	2,965	(939)	8,671

Operating Expenses
General and administrative	127,580	188,081	546,941	381,486
Sales and martketing	5,193	15,124	20,281	34,732
Total Operating Expenses	132,773	203,205	567,222	416,218

Operating Loss	(136,335)	(200,240)	(568,161)	(407,547)

Loss from continuing operations before provision for income taxes	(136,335)	(200,240)	(568,161)	(407,547)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(136,335)	(200,240)	(568,161)	(407,547)

Income from discontinued operations	37,237	-	37,004	-

Net loss	$(99,098)	$(200,240)	$(531,157)	$(407,547)

Basic and diluted net loss per common share, continuing operations	$(0.03)	$(0.05)	$(0.13)	$(0.10)
Basic and diluted net loss per common share, discontinued operations	$0.01	$-	$0.01	$-
Weighted average shares outstanding	4,518,250	4,050,439	4,518,250	4,050,439

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the 9 months ended September 30, 2019 and 2018

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance at January 1, 2018	117,500	$118	-	$-	-	$-	-	$-	4,050,439	$4,050	$164,102	$(155,830)	$12,440
Shares issued for debt settlement	25,000	25	-	-	-	-	-	-	15,385	15	(1,836)	-	(1,796)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(83,507)	(83,507)
Balance at March 31, 2018	142,500	$143	-	$-	-	$-	-	$-	4,065,824	$4,065	$162,266	$(239,337)	$(72,863)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(123,800)	(123,800)
Balance at June 30, 2018	142,500	$143	-	$-	-	$-	-	$-	4,065,824	$4,065	$162,266	$(363,137)	$(196,663)
Shares issued in connection with reverse merger	600,000	600	-	-	1	-	1,000	1	452,426	452	10,791	-	11,844
Net loss	-	-	-	-	-	-	-	-	-	-	-	(200,240)	(200,240)
Balance at September 30, 2018	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,517	$173,057	$(563,377)	$(385,059)

Balance at January 1, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,514,380)	$(1,331,908)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(221,167)	(221,167)
Balance at March 31, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,735,547)	$(1,553,075)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(210,892)	(210,892)
Balance at June 30, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,946,439)	$(1,763,967)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(99,098)	(99,098)
Balance at September 30, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(2,045,537)	$(1,863,065)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the 9 months ended September 30, 2019 and 2018

	September 30, 2019	September 30, 2018

Cash Flows from Operating Activities
Net loss	$(531,157)	$(407,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	(37,004)	-
Depreciation	-	1,320
Changes in operating assets and liabilities
Accounts receivable	158	(2,748)
Prepaid expenses	54,305	(91,816)
Other current assets	-	(4,871)
Accounts payable and accrued liabilities	30,552	57,078
Accrued wages - related party	153,000	-
Net cash used in operating activities – continuing operations	(330,146)	(448,584)
Net cash provided by operating activities – discontinued operations	10,881	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Contributions, net	-	10,049
Proceeds from bridge loan	280,000	471,000
Proceeds from advances from related party, net	3,807	4,561
Cash flow provided by financing activities	283,807	485,610

Net Change in Cash	(35,458)	37,026

Cash at Beginning of Period	64,798	6,137
Cash at End of Period	$29,340	$43,163

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Net assets acquired via stock issued	$-	$612,774

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of September 30, 2019 and December 31, 2018 and for the 9 months ended September 30, 2019 and 2018

NOTE 1: NATURE OF THE BUSINESS

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of September 30, 2019 and December 31, 2018 and for the 9 months ended September 30, 2019 and 2018

Restatement of Articles of Incorporation

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of September 30, 2019 and December 31, 2018 and for the 9 months ended September 30, 2019 and 2018

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of September 30, 2019 and December 31, 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Revenue Recognition

The Company retrospectively adopted FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers”, on January 1, 2018, which did not have a material impact on the Company’s condensed consolidated financial statements. The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions involving security systems that are sold outright to the customer, or where equipment is already owned by the customer, the Company’s performance obligations include monitoring, related services, and the sale and installation, or refurbish and repair, of the security systems. Revenue associated with the sale and installation of security systems is recognized once installation is complete and is reflected in installation and repair revenue in the consolidated statements of operations. Revenue associated with monitoring and related services is recognized as those services are provided and is reflected in monitoring and related services revenue in the consolidated statements of operations.

Early termination of the contract by the customer results in a termination charge in accordance with the contract terms. Contract termination charges are recognized in revenue when collectability is probable and are reflected in monitoring and related revenue in the consolidated statements of operations. Amounts collected from customers for sales and other taxes are reported net of the related amounts remitted.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of September 30, 2019 and December 31, 2018 and for the 9 months ended September 30, 2019 and 2018

Fair Value Measurements

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurement at September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3
Derivative liabilities, debt and equity instruments	$68,969	—	—	$68,969

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2019 were as follows:

Balance, December 31, 2018	$111,291
Change in fair value of derivative	(42,322)
Balance, September 30, 2019	$68,969

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of September 30, 2019 and December 31, 2018 and for the 9 months ended September 30, 2019 and 2018

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based financial instruments, the Company uses the Black-Scholes-Merton pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $568,161 for the nine months ended September 30, 2019, and an accumulated deficit of $2,045,537, and a working capital deficit of $1,863,065 at September 30, 2019. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2019, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 was effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements. The Company adopted the provisions of this standard in the first quarter of fiscal 2019 but did not have any impact since all leases are short-term in nature.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of September 30, 2019 and December 31, 2018 and for the 9 months ended September 30, 2019 and 2018

NOTE 3: ACQUIRED ASSETS AND ASSUMED LIABILITIES OF DISCONTINUED OPERATIONS

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

Notes Payable

As a result of the Reverse Merger the Company assumed notes payable with total outstanding principal of $117,500 and accrued interest of $36,304, detailed as follows:

•	Demand note payable with outstanding principal of $25,000, and accrued interest of $17,400. The note matured on June 30, 2015 and carries an interest rate of 12%. This note is in default.

•	Demand notes payable to East West Secured Developments, LLC, with a combined outstanding principal of $74,500, and accrued interest of $18,061. These notes matured on October 31, 2016 and carry an interest rate of 12%. These notes are in default.

•	Term note payable with outstanding principal of $18,000, and accrued interest of $843. The note matured on July 31, 2019 and carries an interest at the rate of 3%. This note is in default.

As of September 30, 2019, notes payable had total outstanding principal of $117,500 and accrued interest of $49,194. These liabilities have been incorporated into liabilities from discontinued operations.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of September 30, 2019 and December 31, 2018 and for the 9 months ended September 30, 2019 and 2018

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

September 30, 2019
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

As of September 30, 2019, convertible notes had total outstanding principal of $138,500 and accrued interest of $21,856. These liabilities have been incorporated into liabilities from discontinued operations.

Derivative Liability

As of September 30, 2019, the derivative liabilities were valued at $68,969, related to a convertible note [(C) above] due September 2018. This derivative liability has been incorporated into liabilities from discontinued operations.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of September 30, 2019 and December 31, 2018 and for the 9 months ended September 30, 2019 and 2018

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	September 30, 2019
(1) dividend yield of	0	%;
(2) expected volatility of	259	%;
(3) risk-free interest rate of	1.88	%;
(4) expected life of	0.33 year;
(5) fair value of the Company’s common stock of	$0.06 per share.

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

As of September 30, 2019 and December 31, 2018, the available barter credit balances were $26,255 and $22,760, respectively.

As of September 30, 2019, this account also includes prepaid expense for legal expenses amounting to $5,000.

NOTE 5: RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception. The balances due under this arrangement were $196,859 and $43,859 as of September 30, 2019 and December 31, 2018, respectively. This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards. The balances due under this arrangement as of September 30, 2019 and December 31, 2018 were $26,166 and $22,359, respectively.

NOTE 6: BRIDGE LOAN

As of September 30, 2019, the Company has received advances totaling $951,000 from certain unrelated third parties. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of September 30, 2019 and December 31, 2018 and for the 9 months ended September 30, 2019 and 2018

NOTE 7: CAPITAL STOCK

The Company is authorized to issue 475,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

As of September 30, 2019, the Company had 4,518,250 shares of its common stock issued and outstanding, with 742,500 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of September 30, 2019 and December 31, 2018 and for the 9 months ended September 30, 2019 and 2018

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of September 30, 2019 and December 31, 2018 and for the 9 months ended September 30, 2019 and 2018

Stock Options

As a result of the Reverse Merger the Company has outstanding the following stock options as of September 30, 2019

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding, September 30, 2019	2,120,000	$0.17	0.26	$355,200
Exercisable, September 30, 2019	2,120,000	$0.17	0.26	$355,200

NOTE 8: COMMITMENT AND CONTINGENCIES

Office Lease

During the nine months ended September 30, 2019, the Company rented space on a month-to-month basis in a Class 1 office in Lafayette, LA. The monthly rent is $3,000. For the nine months ended September 30, 2019 and 2018, the Company incurred $18,000 and $20,500 in rent expense, respectively.

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

Our corporate office is located at Gulf West Security Network, Inc., 2851 Johnson Street Unit #194, Lafayette, LA, 70503, (337) 210-8790.

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

Results of Operations

Three months ended September 30, 2019 and 2018

We had revenue of $3,562 for the three months ended September 30, 2019, as compared to $3,940 for the three months ended September 30, 2018 a decrease of $378. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the three months ended September 30, 2019 was $7,124, as compared to $975 for the three months ended September 30, 2018. The increase in cost of revenue is due to write-off of inventory amounting to $6,035.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2019 were $127,580, a decrease of $60,501, or 32.6%, compared to $188,081 for the three months ended September 30, 2018. General and administrative expenses decreased mainly due to timing of audit and accounting expenses associated with the public company operations.

Sales and marketing

Our sales and marketing expenses for the three months ended September 30, 2019 were $5,193, compared to $15,124 for the three months ended September 30, 2018. The decrease in sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Income from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded income of $37,237 primarily due to a change in the fair value of a derivative liability.

Net loss

As a result of the foregoing, for the three months ended September 30, 2019, we recorded a net loss of $ $99,098 compared to a net loss of $200,240 for the three months ended September 30, 2018.

Nine months ended September 30, 2019 and 2018

We had revenue of $10,794 for the nine months ended September 30, 2019, as compared to $13,108 for the nine months ended September 30, 2018 a decrease of $2,314 or 18%. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the nine months ended September 30, 2019 was $11,733, as compared to $4,437 for the nine months ended September 30, 2018. The increase in cost of revenue further reflected the shift from retail to wholesale alarm operations.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2019 were $546,941, an increase of $165,455, or 43%, compared to $ 381,486 for the nine months ended September 30, 2018. General and administrative expenses increased mainly due to wages, professional fees and interest expense associated with the public company operations.

Sales and marketing

Our sales and marketing expenses for the nine months ended September 30, 2019 were $20,281, compared to $34,732 for the nine months ended September 30, 2018. The decrease in sales and marketing costs was consistent with the shift from retail to wholesale alarm operations.

Income from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded income of $37,004 primarily due to a change in the fair value of derivative liability.

Net loss

As a result of the foregoing, for the nine months ended September 30, 2019, we recorded a net loss of $531,157 compared to a net loss of $ $407,547 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $568,161 for the nine months ended September 30, 2019, and an accumulated deficit of $2,045,537, and a working capital deficit of $1,863,065 at September 30, 2019. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2019, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

Operating Activities

During the nine months ended September 30, 2019, we used $330,146 of cash in operating activities primarily as a result of our loss of $568,161 from continuing operations, offset by net changes in working capital items of operating assets and liabilities of $238,015.

During the nine months ended September 30, 2018, we used $448,584 of cash in operating activities primarily as a result of our net loss of $ $407,547, depreciation expenses of $1,320, and net changes in operating assets and liabilities of $42,357.

Financing Activities

During the nine months ended September 30, 2019, financing activities provided $280,000 in proceeds from a bridge loan and $3,807 in proceeds from advances from related party.

During the nine months ended September 30, 2018, financing activities provided $471,000 in proceeds from a bridge loan, $10,049 of net contribution and $4,561 in proceeds from advances from related party.

Off-Balance Sheet Transactions

At September 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Chief Finance Officer
32.1 *	Section 1350 Certification of Chief Executive Officer
32.2 *	Section 1350 Certification of Chief Finance Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document

______________

* Filed herewith

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK INC.

Date: November 14, 2019	By:	/s/ Louis J. Resweber
Louis J. Resweber
President (Principal Executive Officer and Principal Financial Officer)

