Form 10-K
period 2019-12-31
Gulf West Security Network, Inc.
filed 2020-03-30
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of March 26, 2020, there were 4,518,250 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The terms “GWSN,” “we,” “us,” “our,” and the “Company” refer to Gulf West Security Network, Inc.

PART I

Item 1. Business.

Overview

Gulf West Security Network, Inc., a Nevada corporation (“Gulf West”) and its wholly-owned subsidiaries, are principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States.

“Gulf West” and LJR Security Services, Inc. (“LJR”) are active in the engineering, design, installation, remote monitoring and after-market servicing of electronic intrusion alert and fire detection systems for homes and businesses (the “alarm industry”). Both Gulf West and LJR are based in Lafayette, Louisiana and were owned by Louis J. (“Lou”) Resweber, a long-time veteran of the alarm industry, who has also previously served as a corporate officer, board member and executive consultant to a number of NYSE and NASDAQ-listed public companies over the past 35 years.

Merger

On August 9, 2018, the Board of Directors of the Company through its wholly-owned subsidiary NuLife Acquisition Corp. (“NuLife Sub”) approved and executed an agreement of merger and plan of reorganization (the “Merger Agreement”), to become effective at such time as the articles of merger have been filed with the Secretary of State of Louisiana (the “Effective Time”), and after the satisfaction or waiver by the parties thereto of the conditions set forth in Article VI of the Merger Agreement. Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR“”, LJR received one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR shareholder received one share of series C super-voting preferred stock of NuLife which granted the holder 50.1% of the votes of NuLife at all times.

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

Employees

As of December 31, 2019, we had two employees, one of whom is employed on a full-time basis.

Item 1A. Risk Factors.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate office is located at Gulf West Security Network, Inc., 2851 Johnson Street, Unit #194 Lafayette, LA, 70503 (337) 210-8790. Our website is http://www.gulfwestsecurity.com.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is currently quoted on the OTCQB Market under the symbol “GWSN”. The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

Year Ended December 31, 2019	High	Low
Fourth quarter	$0.10	$0.05
Third quarter	$0.25	$0.10
Second quarter	$0.75	$0.0001
First quarter	$0.30	$0.12

Year Ended December 31, 2018	High	Low
Fourth quarter	$1.00	$0.10
Third quarter	$1.90	$0.15
Second quarter	$1.50	$0.60
First quarter	$1.80	$1.00

On March 26, 2020, the closing sales price reported for our common stock was $0.049 per share and as of that date, we had approximately 43 holders of record of our common stock, and 4,508,250 shares outstanding.

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

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview

Gulf West Security Network, Inc., a Nevada corporation (“Gulf West”) and its wholly-owned subsidiaries, are principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States.

Gulf West Security Network, Inc. and LJR Security Services, Inc. (“LJR”) are active in the engineering, design, installation, remote monitoring and after-market servicing of electronic intrusion alert and fire detection systems for homes and businesses (the “alarm industry”). Both Gulf West and LJR are based in Lafayette, Louisiana and were owned by Louis J. (“Lou”) Resweber, a long-time veteran of the alarm industry, who has also previously served as a corporate officer, board member and executive consultant to a number of NYSE and NASDAQ-listed public companies over the past 35 years.

Results of Operations

Year ended December 31, 2019 and 2018

We had revenue of $14,601 for the year ended December 31, 2019, as compared to $16,530 for year ended December 31, 2018 a decrease of $1,929 or 12%. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the year ended December 31, 2019 was $12,848, as compared to $6,880 for the year ended December 31, 2018. The increase in cost of revenue is due to write-off of inventory amounting to $6,035.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2019 were $808,441, an increase of $157,803, or 24%, compared to $650,638 for the year ended December 31, 2018. General and administrative expenses increased mainly due to timing of wages, audit and accounting expenses associated with the public company operations.

Sales and marketing

Our sales and marketing expenses for the year ended December 31, 2019 were $0, compared to $46,538 for the year ended December 31, 2018. The decrease in sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Income from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded income of $33,068 primarily due to a change in the fair value of a derivative liability.

Net loss

As a result of the foregoing, for the year ended December 31, 2019, we recorded a net loss of $773,620 compared to a net loss of $1,358,550 for the year ended December 31, 2018.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $806,688 for the year ended December 31, 2019, and an accumulated deficit of $2,288,000, and a working capital deficit of $2,105,528 at December 31, 2019. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the year ended December 31, 2019, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

Operating Activities

During the year ended December 31, 2019, we used $425,227 of cash in operating activities primarily as a result of our loss of $773,620 from continuing operations, offset by net changes in working capital items of operating assets and liabilities of $381,461.

During the year ended December 31, 2018, we used $598,549 of cash in operating activities primarily as a result of our net loss of $ $1,358,550, depreciation expenses of $1,319, and net changes in operating assets and liabilities of $87,658.

Financing Activities

During the year ended December 31, 2019, financing activities provided $401,050 in proceeds from a bridge loan and used $28,211 in net payments to advances from related party.

During the year ended December 31, 2018, financing activities provided $671,000 in proceeds from a bridge loan, $14,202 of net contribution and $6,471 in proceeds from advances from related party.

Off-Balance Sheet Transactions

At December 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Gulf West Security Network, Inc.

A Nevada Corporation

Consolidated Financial Statements

December 31, 2019 and 2018

Gulf West Security Network, Inc.

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Gulf West Security Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gulf West Security Network, Inc. (the Company) as of December 31, 2019, and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flow for the year ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flow for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Gulf West Security Network, Inc. as of December 31, 2018 were audited by other auditors whose report dated April 16, 2019 expressed an unqualified opinion on those statements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX
March 30, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Gulf West Security Network, Inc. F/K/A LJR Security Services, Inc.

Lafayette, Louisiana

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf West Security Network, Inc. (formerly known as LJR Security Services, Inc.) (the “Company”) at December 31, 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

/s/ Daszkal Bolton LLP Daszkal Bolton LLP
April 16, 2019 Boca Raton, Florida We have served as the Company’s auditor since 2018.

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED BALANCE SHEET As of December 31, 2019 and December 31, 2018

	2019	2018
ASSETS

Current Assets
Cash	$10,045	$64,798
Accounts receivable	2,876	1,906
Prepaid expenses	25,987	85,560
Total current assets	38,908	152,264

Total assets	$38,908	$152,264

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$248,888	$100,976
Accounts payable - related party	3,565	31,776
Accrued wages - related party	218,805	43,859
Bridge Loan from affiliates	1,072,050	671,000
Liabilities of discontinued operations	601,128	636,561
Total liabilities	2,144,436	1,484,172

Deficiency in Stockholders’ equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A, 742,500 shares issued and outstanding	743	743
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,518,250 shares issued and outstanding	4,518	4,518
Additional paid in capital	177,210	177,210
Accumulated deficit	(2,288,000)	(1,514,380)
Total deficiency in stockholders’ equity	(2,105,528)	(1,331,908)

Total liabilities and deficiency in stockholders’ equity	$38,908	$152,264

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, 2019 and 2018

	2019	2018

Revenue
Monitoring and related services	$13,335	$16,530
Product sales and installation	1,266	-
Total Revenue	14,601	16,530

Cost of Revenue	12,848	6,880

Gross Profit	1,753	9,650

Operating Expenses
General and administrative	808,441	650,638
Sales and martketing	-	46,538
Total Operating Expenses	808,441	697,176

Operating Loss	(806,688)	(687,526)

Loss from continuing operations before provision for income taxes	(806,688)	(687,526)

Provision for income taxes	-	-

Loss from continuing operations	(806,688)	(687,526)

Income (loss) from discontinued operations	33,068	(671,024)

Net loss	$(773,620)	$(1,358,550)

Basic and diluted net loss per common share, continuing operations	$(0.11)	$(0.16)
Basic and diluted net loss per common share, discontinued operations	$0.01	$(0.16)
Weighted average shares outstanding	4,518,250	4,172,198

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY For the years ended December 31, 2019 and 2018

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance at January 1, 2018	117,500	$118	-	$-	-	$-	-	$-	4,050,439	$4,050	$164,102	$(155,830)	$12,440
Shares issued for debt settlement	25,000	25	-	-	-	-	-	-	15,385	15	(1,836)	-	(1,796)
Shares issued in connection with reverse merger	600,000	600	-	-	1	-	1,000	1	452,426	453	10,791	-	11,845
Shares issued for debt settlement	-	-	-	-	-	-	-	-	-	-	4,153	-	4,153
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,358,550)	(1,358,550)
Balance at December 31, 2018	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,514,380)	$(1,331,908)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(773,620)	(773,620)
Balance at December 31, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(2,288,000)	$(2,105,528)

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2019 and 2018

	2019	2018

Cash Flows from Operating Activities
Net loss	$(773,620)	$(1,358,550)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from discontinued operations	(33,068)	671,024
Depreciation	-	1,319
Changes in operating assets and liabilities
Accounts receivable	(970)	(1,906)
Prepaid expenses	59,573	(55,271)
Accounts payable and accrued liabilities	147,912	100,976
Accrued wages - related party	174,946	43,859
Net cash used in operating activities – continuing operations	(425,227)	(598,549)
Net cash used by operating activities – discontinued operations	(2,365)	(34,463)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Contributions, net	-	14,202
Proceeds from bridge loan	401,050	671,000
Advances from related party, net	(28,211)	6,471
Cash flow provided by financing activities	372,839	691,673

Net Change in Cash	(54,753)	58,661

Cash at Beginning of Period	64,798	6,137
Cash at End of Period	$10,045	$64,798

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Net assets acquired via stock issued	$-	$612,774

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”).

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to enhance comparability with the current year’s financial statements. As a result, certain line items have been amended in the consolidated balance sheets and consolidated statements of cash flow. Comparative figures have been adjusted to conform to the current year’s presentation. These reclassifications had no effect on the reported net loss

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of December 31, 2019 and 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Revenue Recognition

The Company retrospectively adopted FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers”, on January 1, 2018, which did not have a material impact on the Company’s consolidated financial statements. The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions involving security systems that are sold outright to the customer, or where equipment is already owned by the customer, the Company’s performance obligations include monitoring, related services, and the sale and installation, or refurbish and repair, of the security systems. Revenue associated with the sale and installation of security systems is recognized once installation is complete and is reflected in installation and repair revenue in the consolidated statements of operations. Revenue associated with monitoring and related services is recognized as those services are provided and is reflected in monitoring and related services revenue in the consolidated statements of operations.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3
As of December 31, 2019
Derivative liabilities, debt and equity instruments	$72,904	—	—	$72,904
As of December 31, 2018
Derivative liabilities, debt and equity instruments	$111,291	—	—	$111,291

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

Changes in Level 3 assets measured at fair value for the year ended December 31, 2019 and 2018 were as follows:

Balance, December 31, 2017	$—
Beneficial conversion derivative liability assumed in Merger	172,532
Changes in fair value of derivative	(61,241)
Balance, December 31, 2018	$111,291
Change in fair value of derivative	(38,387)
Balance, December 31, 2019	$72,904

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

The Company determined that certain convertible debt instruments outstanding as of the date of these consolidated financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible notes payable have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period is recorded in earnings as “Income (loss) from discontinued operations.” Please refer to Note 3 below.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $806,688 for the year ended December 31, 2019, and an accumulated deficit of $2,288,000 and a working capital deficit of $2,105,528 at December 31, 2019. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying consolidated financial statements for the year ended December 31, 2019, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 was effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements. The Company adopted the provisions of this standard in the year 2019 but did not have any impact since all leases are short-term in nature.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has issued subsequent amendments to this guidance. This new standard will replace all current guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual periods beginning after December 31, 2018. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this standard effective in these financial statements, which did not have an effect on its revenues or earnings.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

Goodwill

The Company acquired goodwill through the Reverse Merger described above. The carrying value of $612,771 was impaired and written down to $0 as of December 31, 2018.

Notes Payable

As a result of the Reverse Merger the Company assumed notes payable with total outstanding principal of $117,500 and accrued interest of $36,304, detailed as follows:

•	Demand note payable with outstanding principal of $25,000, and accrued interest of $17,400. The note matured on June 30, 2015 and carries an interest rate of 12%. This note is in default.

•	Demand notes payable to East West Secured Developments, LLC, with a combined outstanding principal of $74,500, and accrued interest of $18,061. These notes matured on October 31, 2016 and carry an interest rate of 12%. These notes are in default.

•	Term note payable with outstanding principal of $18,000, and accrued interest of $843. The note matured on July 31, 2019 and carries an interest at the rate of 3%. This note was paid on December 5, 2019.

As of December 31, 2019 and 2018, notes payable had total outstanding principal of $99,500 and $117,700, and accrued interest of $51,179 and $41,044, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

December 31, 2019
(A) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and is due December 2019 (in default)	$5,000
(B) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and is due August 2020	50,000
(C) Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and was due September 2018 (in default)	63,500
(D) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.30 per share and is due October 13, 2020	20,000
Total convertible debt	$138,500

A.	Originally issued in 2017, outstanding principal of $5,000, and accrued interest of $715.
B.	Hayden note was issued on August 23, 2017, outstanding principal of $50,000, and accrued interest of $4,538.
C.	Current holder acquired the note in May 2018. Current outstanding principal of $63,500, and accrued interest of $4,295.
D.	Escala note was issued October 13, 2017, outstanding principal of $20,000, and accrued interest of $1,530.

As of December 31, 2019 and 2018, convertible notes had total outstanding principal of $138,500 and $138,500 and accrued interest of $24,626 and $13,806, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

Derivative Liability

As of December 31, 2019 and 2018, the derivative liabilities were valued at $39,873 and $111 ,291, respectively, related to a convertible note [(C) above] due September 2018. This derivative liability has been incorporated into liabilities from discontinued operations.

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	December 31, 2019	December 31, 2018
(1) dividend yield of	0%;	0%;
(2) expected volatility of	39%;	336%;
(3) risk-free interest rate of	1.55%;	2.18%;
(4) expected life of	0.33 year;	0.33 year;
(5) fair value of the Company’s common stock of	$0.06 per share.	$0.08 per share.

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

As of December 31, 2019 and 2018, the available barter credit balances were $20,987 and $22,760, respectively.

As of December 31, 2019 this account also includes prepaid expense for legal expenses amounting to $5,000. As of December 31, 2018, this account also includes prepaid expense for legal expenses, insurance expenses and other professional fees amounting to $5,000, $12,800 and $45,000, respectively.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

NOTE 5: RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception. The balances due under this arrangement were $218,805 and $43,859 as of December 31, 2019 and 2018, respectively. This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards. The balances due under this arrangement as of December 31, 2019 and 2018 were $3,565 and $31,776, respectively.

NOTE 6: BRIDGE LOAN FROM AFFILIATES

As of December 31, 2019 and 2018, the Company has received advances totaling to $1,072,050 and $671,000, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and its affiliates.

NOTE 7: CAPITAL STOCK

The Company is authorized to issue 475,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

As of December 31, 2019 and 2018, the Company had 4,518,250 shares of its common stock issued and outstanding, with 742,500 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding.

Description of Preferred Stock:

Series A Preferred Stock

The Company has 742,500 shares of Preferred Stock designated as Series A Preferred Stock with the following characteristics:

•	Holders of the Series A Stock are entitled to receive dividends or other distributions with the holders of the common stock on an “as converted” basis when, as, and if declared by the Board of Directors of the Company.

•	Holders of shares of Series A Stock, upon Board of Directors approval, may convert at any time following the issuance upon sixty-one (61) day written notice to the Company. Each share of Series A Stock shall be convertible into such number of fully paid and non-assessable shares of common stock as is determined by multiplying the number of issued and outstanding shares of the Company’s common stock together with all other derivative securities, including securities convertible into or exchangeable for common stock, whether or not then convertible or exchangeable (b) subscriptions, rights, options and warrants to purchase shares of common stock, whether or not then exercisable, but entitled to vote on matters submitted to the shareholders, issued by the Company and outstanding as of the date of conversion, by .000001, then multiplying that number of shares of Series A Stock to be converted.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

•	In case of any consolidation, merger of the Company, or a change of control of the Company’s Board, the holders are entitled, without any further action required or permission by the Board, to exercise their conversions rights. In the case of any consolidation, merger of the Company, the Board shall mail to each holder of Series A Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Stock into shares of common stock pursuant to this paragraph and thereafter receive the number of shares of common stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of common stock of the Company deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 8.1(a) hereof; provided however that the Series A Stock shall not be subject to or affected as to the number of conversion shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

•	In the event of a liquidation, the holders of shares of the Series A Stock shall be entitled to receive, prior to the holders of the other series of preferred stock and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock, an amount equal to five dollars ($5.00) per share with respect to each share of Series B Stock owned as of the date of Liquidation, plus all declared but unpaid dividends with respect to such shares, and thereafter they shall share in the net Liquidation proceeds on an “as converted basis” on the same basis as the holders of the common stock.

•	The holders of each share of Series A Stock shall have that number of votes as determined by multiplying the number of issued and outstanding shares of the Company’s common Stock together with all other derivative securities issued by the Company and outstanding as of the date of conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the shareholders, by .000001, then multiplying that number of shares of Series A Stock to be converted.

•	The Corporation shall have the option to redeem all of the outstanding shares of Series A Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Corporation and the holders of shares of Series A Stock holding at least 51% of such Series A Stock, beginning ten (10) business days following notice by the Company, at a redemption price the higher of (a) five dollars ($5.00) per share, or (b) fifty percent (50%) of the trailing average highest closing bid price of the Company’s common stock as quoted on www.OTCMarkets.com or the Company’s primary listing exchange on the date of notice of redemption, unless otherwise modified by mutual written consent between the Company and the holders of the Series A Stock (the “Conversion Price”). Redemption payments shall only be made in cash within sixty (60) days of notice by the Company to redeem.

•	The shares of Series A Stock acquired by the Company by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series A Stock.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

Series C Preferred Stock

•	The Company has 1 share of Preferred Stock designated as Series C Preferred Stock. Although the Series C Preferred Stock carries no dividend, distribution, liquidation or conversion rights, each share of Series C Preferred Stock grants the holder 50.1% of the total votes of all classes of capital stock of the Company and are able to vote together with the common stockholders on all matters. Consequently, the holder of the Company’s Series C Preferred Stock is able to unilaterally control the election of its board of directors and, ultimately, the direction of the Company.

Series D Preferred Stock

•	The Company has 1,000 shares of Preferred Stock designated as Series D Preferred Stock. Although the Series D Preferred Stock have no voting rights, shares of Series D Preferred Stock in the aggregate are convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company. Additionally, the Series D Preferred Stock has pari passu dividend, distribution and liquidation rights with the common stock.

Stock Options

As a result of the Reverse Merger the Company has outstanding stock options as of December 31, 2019 and 2018 as follows:

	December 31, 2019		December 31, 2018
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price

Outstanding - beginning of year	2,120,000	$0.17	-	$-
Granted	-	-	2,120,000	0.17
Exercised	-	-	-	-
Forfeited	(1,500,000)	0.14	-	-
Outstanding - end of year	145,200	$0.23	2,120,000	$0.17

Exercisable and vested - end of year	145,200		2,120,000

Weighted average remaining term	0.09		1.00

Average intrinsic value	$145,200		$355,200

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

NOTE 8: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are summarized below.

	2019	2018
Net operating loss carryforward	$(373,451)	$(210,736)
Other	—	—
Total deferred tax assets	(373,451)	(210,736)
Valuation allowance	373,451	210,736
Net deferred tax asset	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2019 and 2018, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2019 and 2018 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2019 and 2018.

	2019	2018
U.S federal statutory income tax	-21.00%	-21.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Stock based compensation	0.00%	0.00%
Change in valuation allowance	26.80%	26.80%
Effective tax rate	0.00%	0.00%

At December 31, 2019, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $1.78 million, which, if not utilized earlier, expire through 2039.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2019 and December 31, 2018 and for the years then ended

The Tax Reform Act of 1986 limits the annual utilization of net operating loss and tax credit carry forwards, following an ownership change of the Company. Note that as a result of the Company’s equity financings in recent years, the Company underwent changes in ownership for purposes of the Tax Reform Act. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three-year period.

NOTE 9: COMMITMENT AND CONTINGENCIES

Office Lease

During the year ended December 31, 2019, the Company rented space on a month-to-month basis in a Class 1 office in Lafayette, LA. The monthly rent is $3,000. For the year ended December 31, 2019 and 2018, the Company incurred $18,000 and $29,500 in rent expense, respectively.

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

NOTE 10: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019 up through the date of the these consolidated financial statements.

Subsequent to the period ended December 31, 2019, the Company received an additional advance amounting to $40,000 from its affiliate. The formal structure and payment terms of these advances have not yet been determined by the Company and its affiliate.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation by our management, which consists of our President of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our President concluded as of December 31, 2019, that our disclosure controls and procedures are not effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2019, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

The following table contains information as of December 31, 2019 as to each Officer and Director of the Company:

Name	Age	Position
Lou Resweber	57	Principal Executive Officer and Principal Financial Officer
Sean C. Clarke	41	Director

Louis J. Resweber. Mr Resweber has served as Chairman of the Board, Chief Executive Officer and Corporate Secretary of the Company since October 9, 2018. Prior to joining the Company, from September 2015 through October 2013, Mr. Resweber served as Chairman, President and Chief Executive Officer of LJR Security Services, Inc. and Gulf West Security Network, Inc., two privately-owned companies headquartered in Lafayette, LA, and both actively engaged in the electronic security industry. From September 2015 through September 2016, Mr. Resweber served as President and Chief Operating Officer of ESP Resources, Inc. (Nasdaq: ESPI). Previously, from its inception in March of 1993 through its successful sale in September of 2015, Mr. Resweber served as the Chairman of the Board, President and Chief Executive of Pelican Security Network, Inc., which he built from a start-up into the 36th largest provider of electronic security in the nation, in an industry with more than 14,000 licensed participants. Prior to that, from 1993 to 1996, Mr. Resweber was Chairman of the Board of Westmark Group Holdings, Inc. (Nasdaq:WGHI), where he completed the company’s reorganization as a nationwide financial services concern. From 1995to 1996, he was President and Chief Executive Officer of Network Acquisition Corp., a wholly-owned subsidiary of Network Long Distance, Inc. (Nasdaq: NTWK), where he engineered a series of 17 successful mergers and acquisitions, helping to convert the company into one of the fastest-growing participants in the independent switch based telecommunications industry. From 1992 to 1995, he was Senior Vice President of Capital Markets for United Companies Financial Corporation (NYSE:UC), where he was instrumental in developing a capitalization plan that helped push its stock from $16 to $132 per share, making it one of the top growth stock of that time. And from 1991 to 1992, he was Senior Vice President of Hill & Knowlton International, Inc, beginning his career in the energy sector, Mr. Resweber served as Vice President of Arkla Energy (NYSE: ALG /now NRG - Reliant Energy) in Shreveport, LA; as Vice President of Entex Gas (NYSE: ETX / now CenterPoint Energy) in Houston, TX; and as Manager of Celeron Oil &Gas (NYSE: CEL/now Plains - All American Pipeline) in Santa Barbara, CA; Austin, TX; Houston, TX; and Lafayette, LA; the latter of which ultimately merged with The Goodyear Tire & Rubber (NYSE: GT).

Sean C. Clarke. Mr. Sean C. Clarke has, since the Company’s inception on October 15, 2013 served in various capacities. Presently, Mr Clarke is a member of the Board of Directors. Mr. Clarke has also served as Chief Executive Officer and President and Chief Financial Officer of the Company. Mr. Clarke has served as the sole officer of EPunk, Inc. from June 2013 through the present time, where he provides financial and management services for small to medium-sized companies. These include part time CEO services to these companies, which includes operational advice, accounting, supply chain management, preparation of security filings, and advice regarding compliance, and corporate governance. From 2010 through June 2013, Mr. Clarke worked privately as an accountant for Global Properties Corp. where he refined existing accounting systems, instituted internal controls and worked in direct support of the Director, board members and primary shareholders. In 2010, he served as an interim controller for Omega Accounting Solutions, a South Orange County California accounting firm where he administered financial reporting, budgeting and payroll services for small businesses. He implemented and revised accounting systems, and accounting software solutions across functional departments. During which time, he orchestrated two cost containment strategies resulting in the turnaround of two key clients. He also established AIA government compliant billing and payroll processes. In 2009, as a contractor, Mr. Clarke functioned as the sole On-Site IT Administration and Payable Accountant for a $275 million organization that conducted nondestructive testing for major utilities. He coordinated with the Network Administrator to manage a $1.5 million network of servers and operational technology. Mr. Clarke started his career in sales at Yellow Book USA where he served from 2000 to 2006. As an Assistant Sales Manager, he oversaw a twenty-person sales team responsible for $15 million in annual sales. He facilitated management and recruitment, training, forecasting, and internal reporting responsibilities. He administered a budget, and coordinated with major vendors to contain costs, implement new technology, and ensure product quality. He served in the retention of key accounts, and represented the division at local and superior court levels. Mr. Clarke earned a Bachelor of Science in Business Administration with an emphasis in Finance from Chapman University in May 2002 and a Master of Business Administration from the University San Diego in May 2008.

Family Relationships

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

We do not currently have regularly scheduled quarterly Board meetings, nor do we have standing audit, nominating or compensation committees of our Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of audit, nominating and compensation committees. As of the date of this prospectus, no member of our Board of Directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation SK promulgated under the Securities Act.

The Company is evaluating expansion of its current Board of Directors, including the addition of an independent board member with sufficient accounting and financial experience to chair an audit committee, as well as creating charters for its contemplated audit committee and compensation committee.

Director Nominations

As of December 31, 2019, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company's board of directors.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during the year ended December 31, 2019.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2019 and December 31, 2018 compensation awarded to or paid to, or earned by, our President, Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Louis J. Resweber	2019	$264,000	$—	$—	$—	$264,000
(President)	2018	$48,000	$—	$—	$—	$48,000

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

Narrative Disclosure to Summary Compensation

Louis J. Resweber – Effective October 8, 2018, the Company entered into an employment agreement with Louis J. Resweber, the Company’s Chief Executive Officer, President and Chairman of the board of directors. The term of the employment agreement runs through October 8, 2023. The employment agreement provides for an annual base salary that is subject to increase at the Compensation Committee’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $264,000. Under the employment agreement, Mr. Resweber is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors.

Equity Awards

None.

Compensation of Directors

During our fiscal years ended December 31, 2019 and 2018, we did not provide compensation to any of our directors for serving as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 26, 2020, certain information with regard to the record and beneficial ownership of the Company's common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name(1)	Shares of Common Stock Beneficially Owned	Percent of Class	Shares of Series A Preferred Stock Beneficially Owned(2)	Percent of Class	Shares of Series C Preferred Stock Beneficially Owned(3)	Percent of Class	Shares of Series D Preferred Stock Beneficially Owned(4)	Percent of Class	Other Beneficial Ownership	Total	Voting Percentage for all Classes (fully- diluted)
Louis J. Resweber(5)	—	*	—	*	1	100.00%	1,000	100.00%	—	1,001	99.98%
Sean C. Clarke(6)	50,000	1.11%	7,500	1.05%	—	*	—	*	—	57,500	1.05%
Global Business Strategies, Inc.(7)	132,156	2.92%	55,500	7.67%	—	*	—	*	1,500,000	1,637,656	7.67%
Derek Cahill(8)	2,175,000	48.14%	—	*	—	*	—	*	—	2,175,000	—
Kingdom Building, Inc.(9)	253,325	2.88%	655,000	91.29%	—	*	—	*	—	785,000	91.29%
All directors/directornominees and executiveofficers as a group (2 persons)	50,000	1.11%	7,500	1.01%	1	100.00%	1,000	100.00%	—	58,501	99.99%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Gulf West Security Network, Inc., 2851 Johnson Street, Unit #194 Lafayette, LA, 70503 (337) 210-8790.

(2)	Shares of our Series A Preferred Stock are not convertible into common stock and are entitled to such votes as determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities issued by the Corporation and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that by the number of shares of Series A Preferred Stock issued and outstanding.

(3)	Shares of our Series C Preferred Stock are not convertible into common stock but hold 50.1% of the vote of all classes of capital stock, and are entitled to vote together with holders of our common stock on all matters in which our common stockholders may vote.

(4)	Shares of our Series D Preferred Stock are convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock, and are entitled to vote together on an as converted basis with holders of our common stock on all matters in which our common stockholders may vote.

(5)	Chief Executive Officer and Chairman of the Board of Directors.

(6)	Former Chief Financial Officer and Secretary and current member of the Board of Directors. Mr. Clarke has the option to convert 7,500 Series A Preferred Stock upon board of directors approval of the conversion, which shares are convertible into such number of shares of common stock as determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities issued by the Corporation and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that by the number of Series A Preferred shares held.

(7)	Former President of the Company. Mr. Luke’s common and preferred shares are held by Global Business Strategies Inc. (“GBSI”), a Nevada corporation beneficially controlled by Mr. Luke. Mr. Luke has the option to convert GBSI’s 55,000 Series A Preferred Stock upon board of directors approval of the conversion, which shares are convertible into such number of shares of common stock as determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities issued by the Corporation and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that by the number of Series A Preferred shares held.

(8)	Beneficial shareholder of the Company.

(9)	A California corporation named Kingdom Building, Inc. has the option to convert 655,000 Series A Preferred Stock upon board of directors approval of the conversion, which shares are convertible into such number of shares of common stock as determined by multiplying the number of issued and outstanding shares of the Corporation’s Common Stock together with all other derivative securities issued by the Corporation and outstanding as of the Date of Conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the Shareholders, by .000001, then multiplying that by the number of Series A Preferred shares held. This corporation is owned by Ted Haberfield.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

On February 14, 2020, Daszkal Bolton LLP and the Company mutually agreed to terminate the engagement of Daskal Bolton LP as the Company’s independent registered public accounting firm. Effective as of February 14, 2020, M&K CPAS, PLLC, the independent registered public accounting firm for GWSN, was engaged by the Company as its new independent registered public accounting firm.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2019, and December 31, 2018, for professional services rendered by M&K CPAS, PLLC and Daszkal Bolton LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim, unaudited consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees and Audit Related Fees	$72,280	$43,950	(1)
Tax Fees	-	-
All Other Fees	-	-
Total	$72,280	$43,950

(1)	Includes $43,950 in audit fees paid to Daszkal Bolton LLP for services provided to Gulf West Security Networks after the Merger.

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

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated By-Laws (1)

3.3	Certificate of Designation for Series A Preferred Stock

3.4	Certificate of Designation for Series C Preferred Stock (1)

3.5	Certificate of Designation for Series D Preferred Stock (1)

10.1	Form of Note Agreement (2)

14.1	Code of Ethics (4)

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101	XBRL Interactive Data Files*

____________

* Filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2018.

(2)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2017.

(3)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 11, 2016.

(4)	Incorporated herein by reference to the Company’s Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK, INC.

Date: March 30, 2020	By:	/s/ Louis J. Resweber
Louis J. Resweber
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis J. Resweber	President	March 30, 2020
Louis J. Resweber	(Principal Executive Officer and Principal Financial Officer)

