Form 10-Q
period 2020-03-31
Gulf West Security Network, Inc.
filed 2020-05-13
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-55805

GULF WEST SECURITY NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	82-2908492
(State of incorporation)	(I.R.S. Employer Identification No.)

2851 Johnson Street, Unit #194

Lafayette, LA 70503

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (337) 210-8790

Not applicable

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 13, 2020, there were 4,518,250 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gulf West Security Network, Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements (Unaudited)

March 31, 2020

3

Gulf West Security Network, Inc. TABLE OF CONTENTS

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS As of March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$4,287	$10,045
Accounts receivable	1,566	2,876
Prepaid expenses	25,676	25,987
Total Current Assets	31,529	38,908

Total assets	$31,529	$38,908

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$254,743	$248,888
Accounts payable - related party	10,216	3,565
Accrued wages - related party	269,805	218,805
Bridge loan from affiliates	1,122,550	1,072,050
Liabilities of discontinued operations	571,551	601,128
Total Liabilities	2,228,865	2,144,436

Deficiency in Stockholders’ equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A, 742,500 shares issued and outstanding	743	743
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,518,250 shares issued and outstanding	4,518	4,518
Additional paid in capital	177,210	177,210
Accumulated deficit	(2,379,808)	(2,288,000)
Total deficiency in stockholders’ equity	(2,197,336)	(2,105,528)

Total liabilities and deficiency in stockholders’ equity	$31,529	$38,908

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the three months ended March 31, 2020 and 2019

	3 Months Ended
	March 31, 2020	March 31, 2019

Revenue
Monitoring and related services	$2,699	$3,869

Cost of Revenue	1,124	1,989

Gross Profit	1,575	1,880

Operating Expenses
General and administrative	125,739	263,515
Sales and marketing	26	10,044
Total Operating Expenses	125,765	273,559

Operating Loss	(124,190)	(271,679)

Loss from continuing operations before provision for income taxes	(124,190)	(271,679)

Provision for Income Taxes	-	-

Loss from continuing operations	(124,190)	(271,679)

Income from discontinued operations	32,382	50,512

Net Loss	$(91,808)	$(221,167)

Basic and diluted net loss per common share, continuing operations	$(0.03)	$(0.06)
Basic and diluted net income per common share, discontinued operations	$0.01	$0.01
Weighted average shares outstanding	4,518,250	4,518,250

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the three months ended March 31, 2020 and 2019

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional		Total Deficiency in
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity

Balance at January 1, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,514,380)	$(1,331,908)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(221,167)	(221,167)
Balance at March 31, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,735,547)	$(1,553,075)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(210,892)	(210,892)
Balance at June 30, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,946,439)	$(1,763,967)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(129,211)	(129,211)
Balance at September 30, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(2,075,650)	$(1,893,178)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(212,350)	(212,350)
Balance at December 31, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(2,288,000)	$(2,105,528)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(91,808)	(91,808)
Balance at March 31, 2020	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(2,379,808)	$(2,197,336)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the three months ended March 31, 2020 and 2019

	3 Months Ended
	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities
Net Loss	$(91,808)	$(271,679)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss from discontinued operations	32,382	50,512
Bad debts	2,147	-
Changes in operating assets and liabilities:
Accounts receivable	(837)	(17)
Inventory	-	(6,327)
Prepaid expenses	311	54,138
Accounts payable and accrued liabilities	5,855	37,016
Accrued wages - related party	51,000	69,477
Net cash used in operating activities – continuing operations	(950)	(66,880)
Net cash used in operating activities – discontinued operations	(61,959)	(50,512)

Cash Flows From Financing Activities
Advances from related party, net	6,651	-
Proceeds from bridge loan	50,500	75,000
Cash provided by financing activities	57,151	75,000

Net Change In Cash	(5,758)	(42,392)

Cash at Beginning of Year	10,045	64,798
Cash at End of Year	$4,287	$22,406

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

NOTE 1: NATURE OF THE BUSINESS

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

Merger

On August 9, 2018, the Board of Directors of the Company through its wholly-owned subsidiary NuLife Acquisition Corp. (“NuLife Sub”) approved and executed an agreement of merger and plan of reorganization (the “Merger Agreement”), to become effective at such time as the articles of merger have been filed with the Secretary of State of Louisiana (the “Effective Time”), and after the satisfaction or waiver by the parties thereto of the conditions set forth in Article VI of the Merger Agreement. Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR Security Services, Inc. (“LJR”), LJR stockholders received one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into fifty million two hundred thirty-three thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR shareholder received one share of series C super-voting preferred stock of NuLife which granted the holder 50.1% of the votes of NuLife at all times.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

Restatement of Articles of Incorporation

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to enhance comparability with the current year’s financial statements. As a result, certain line items have been amended in the condensed consolidated balance sheets and consolidated statements of cash flow. Comparative figures have been adjusted to conform to the period’s presentation. These reclassifications had no effect on the reported net loss.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of March 31, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

Barter Transactions

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3
As of March 31, 2020
Derivative liabilities, debt and equity instruments	$40,522	—	—	$40,522
As of December 31, 2019
Derivative liabilities, debt and equity instruments	$72,904	—	—	$72,904

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2020 and for the year ended December 31, 2019 were as follows:

Balance, December 31, 2018	$111,291
Changes in fair value of derivative	(38,387)
Balance, December 31, 2019	$72,904
Change in fair value of derivative	(32,382)
Balance, March 31, 2020	$40,522

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

The Company determined that certain convertible debt instruments outstanding as of the date of these unaudited condensed consolidated financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible notes payable have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period is recorded in earnings as “Income (loss) from discontinued operations.” Please refer to Note 3 below.

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $124,190 for the three months ended March 31, 2020, and an accumulated deficit of $2,379,808, and a working capital deficit of $2,197,336 at March 31, 2020. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the three months ended March 31, 2020, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 was effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements. The Company adopted the provisions of this standard in the year 2019 but did not have any impact since Company lease is short-term in nature.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation and may require the services of valuation experts. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its unaudited condensed consolidated financial statements.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 3: ACQUIRED ASSETS AND ASSUMED LIABILITIES OF DISCONTINUED OPERATIONS

Assets Acquired and Liabilities Assumed through Reverse Merger

Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR Security Services, Inc., LJR stockholders received one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into fifty million two hundred thirty-three thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR shareholder received one (1) share of series C super-voting preferred stock of the Company which granted the holder 50.1% of the votes of the Company at all times.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

Notes Payable

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

As of March 31, 2020 and December 31, 2019, notes payable had total outstanding principal of $99,500 and $99,500 and accrued interest of $53,784 and $51,179, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

March 31, 2020
(A) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and was due December 2019 (in default)	$5,000
(B) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and is due August 2020	50,000
(C) Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and was due September 2018 (in default)	63,500
(D) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.30 per share and is due October 13, 2020	20,000
Total convertible debt	$138,500

A.	Originally issued in 2017, outstanding principal of $5,000, and accrued interest of $715.

B.	Hayden note was issued on August 23, 2017, outstanding principal of $50,000, and accrued interest of $4,538.

C.	Current holder acquired the note in May 2018. Current outstanding principal of $63,500, and accrued interest of $4,295.

D.	Escala note was issued October 13, 2017, outstanding principal of $20,000, and accrued interest of $1,530.

As of March 31, 2020 and December 31, 2019, convertible notes had total outstanding principal of $138,500 and $138,500 and accrued interest of $24,827 and $24,626, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

Derivative Liability

As of March 31, 2020 and December 31, 2019, the derivative liabilities were valued at $40,522 and $72,904, respectively, related to convertible notes [A to D above]. This derivative liability has been incorporated into liabilities from discontinued operations.

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	March 31, 2020	December 31, 2019
(1) dividend yield of	0%;	0%;
(2) expected volatility of	77%;	39%;
(3) risk-free interest rate of	0.11%;	1.55%;
(4) expected life of	0.33 year;	0.33 year;
(5) fair value of the Company’s common stock of	$0.06 per share.	$0.06 per share.

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

As of March 31, 2020 and December 31, 2019, the available barter credit balances were $20,676 and $20,987, respectively.

As of March 31, 2020 and December 31, 2019, this account also includes prepaid expense for legal expenses amounting to $5,000.

NOTE 5: RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception. The balances due under this arrangement were $269,805 and $218,805 as of March 31, 2020 and December 31, 2019, respectively. This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards. The balances due under this arrangement as of March 31, 2020 and December 31, 2019 were $10,216 and $3,565, respectively.

NOTE 6: BRIDGE LOAN

As of March 31, 2020 and December 31, 2019, the Company has received advances totaling $1,122,550 and $1,072,050, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

NOTE 7: CAPITAL STOCK

The Company is authorized to issue 475,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

As of March 31, 2020 and December 31, 2019, the Company had 4,518,250 shares of its common stock issued and outstanding, with 742,500 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

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

Series D Preferred Stock

•

The Company has 1,000 shares of Preferred Stock designated as Series D Preferred Stock. Although the Series D Preferred Stock have no voting rights, shares of Series D Preferred Stock in the aggregate are convertible into fifty million two hundred thirty-three thousand five hundred forty-one (50,239,541) shares of common stock of the Company. Additionally, the Series D Preferred Stock has pari passu dividend, distribution and liquidation rights with the common stock.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019

Stock Options

As a result of the Reverse Merger the Company has outstanding the following stock options as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price

Outstanding - beginning of year	620,000	$0.23	2,120,000	$0.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(120,000)	0.71	(1,500,000)	0.14
Outstanding - end of year	500,000	$0.12	620,000	$0.23

Exercisable and vested - end of year	500,000		620,000

Weighted average remaining term	0.12		0.09

Average intrinsic value	$60,000		$145,200

NOTE 8: COMMITMENT AND CONTINGENCIES

Office Lease

In April 2018, the Company started to rent space on a month-to-month basis in a Class 1 office in Lafayette, LA. The monthly rent is $3,000. In June 2019, the Company ceased to rent the space. For the three months ended March 31, 2020 and 2019, the Company incurred $0 and $9,000 in rent expense, respectively.

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

NOTE 9: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2020 up through the date of the these condensed consolidated financial statements.

Subsequent to the period ended March 31, 2020, the Company received an additional advance amounting to $30,000 from its affiliate. The formal structure and payment terms of these advances have not yet been determined by the Company and its affiliate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. The terms “GWSN,” “we,” “us,” “our,” and the “Company” refer to Gulf West Security Network, Inc., a Nevada corporation.

Business Overview

Gulf West Security Network, Inc., a Nevada corporation, and its wholly-owned subsidiaries (formerly known as NuLife Sciences, Inc.), are principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States.

The Company’s retail division, which includes its wholly-owned subsidiary, LJR Security Services, Inc., a Louisiana corporation (“LJR”), is actively engaged in the engineering, design, installation, remote monitoring and after-market servicing of electronic intrusion alert and fire detection systems for homes and businesses (the “alarm industry”).

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

Both Gulf West and LJR are based in Lafayette, Louisiana and were previously owned by Louis J. (“Lou”) Resweber, a long-time veteran of the alarm industry, who has also previously served as a corporate officer, board member and executive consultant to a number of NYSE and NASDAQ-listed public companies over the past 35 years.

Reverse Merger

On August 9, 2018, the Board of Directors of the Company through its wholly-owned subsidiary NuLife Acquisition Corp., a Louisiana corporation (“NuLife Sub”), approved and executed an agreement of merger and plan of reorganization (the “Merger Agreement”), to become effective at such time as the articles of merger had been filed with the Secretary of State of Louisiana (the “Effective Time”), and after the satisfaction or waiver by the parties thereto of the conditions set forth in the Merger Agreement. Pursuant to the terms of the Merger Agreement, NuLife Sub merged with and into LJR, with LJR being the surviving entity and becoming a wholly-owned subsidiary of the Company, all one hundred (100) issued and outstanding shares of common stock of LJR held by the sole stockholder of LJR (“LJR Stockholder”) were exchanged into one thousand (1,000) shares of series D senior convertible preferred stock, par value $0.001 per share (the “Series D Preferred Stock”), of the Company, convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company (the “Merger”). In addition, the LJR Stockholder received one share of series C super-voting preferred stock of the Company which granted the holder 50.1% of the votes of the Company at all times.

The Merger was intended to constitute a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended. In accordance with the accounting treatment for a “reverse merger”, the Company’s historical financial statements prior to the Merger has been replaced with the historical financial statements of LJR prior to the Merger. The financial statements after completion of the Merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the Merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

On September 19, 2018, the Company amended and restated its articles of incorporation of the Company providing for a change in the Company’s name to “Gulf West Security Network, Inc.” The Company also amended and restated its bylaws to reflect the name change.

Change of Fiscal Year

On September 28, 2018, the Company’s Board approved a change in fiscal year end from September 30th to December 31st. The decision to change the fiscal year end was related to the Merger to closely align the Company’s operations and internal controls with that of its wholly owned subsidiary LJR.

Our corporate office is located at 2851 Johnson Street, Unit #194, Lafayette, LA, 70503 and our telephone number is (337) 210-8790.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Recent Accounting Pronouncements

See Note 2 of the accompanying unaudited consolidated financial statements for a discussion of recently issued accounting standards.

Results of Operations

Three Months Ended March 31, 2020 and 2019

Revenues

We had revenue of $2,699 for the three months ended March 31, 2020, as compared to $3,869 for the three months ended March 31, 2019, a decrease of $1,170. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the three months ended March 31, 2020 was $1,124, as compared to $1,989 for the three months ended March 31, 2019, a decrease of $865.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2020 were $125,739, a decrease of $137,776, or 52.3%, compared to $263,515 for the three months ended March 31, 2019. General and administrative expenses decreased mainly due decreased in wages, rent and legal expenses associated with the public company operations.

Sales and Marketing

Our sales and marketing expenses for the three months ended March 31, 2020 were $26, compared to $10,044 for the three months ended March 31, 2019. The decrease in sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Income from discontinued operations

Subsequent to the reverse merger with LJR on August 9, 2018, management decided to discontinue the activities of NuLife. As a result, we recorded income of $32,382 primarily due to a change in the fair value of a derivative liability.

Net loss

As a result of the foregoing, for the three months ended March 31, 2020, we recorded a net loss of $91,808 compared to a net loss of $221,167 for the three months ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, the Company had $4,287 cash on hand. The Company has limited commercial experience and had a net loss from continuing operations of $124,190 for the three months ended March 31, 2020, and an accumulated deficit of $2,379,808, and a working capital deficit of $2,197,336 at March 31, 2020. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the three months ended March 31, 2020, have been prepared assuming the Company will continue as a going concern.

We do not believe that we have enough cash on hand to operate of business during the next 12 months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products. To date, the Company has financed its operation primarily from advances from its affiliates. As of March 31, 2020 and December 31, 2019, the Company has received advances totaling $1,122,550 and $1,072,050, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties. We do not have verbal or formal contracts with our affiliates obligating them to loan funds to us.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations. We currently do not have any agreements or arrangements in place for any future financing.

Operating Activities

During the three months ended March 31, 2020, we used $950 of cash in operating activities primarily as a result of our loss of $91,808 from operations, offset by net changes in working capital items of operating assets and liabilities of $56,329.

During the three months ended March 31, 2019, we used $66,880 of cash in operating activities primarily as a result of our net loss of $ $271,679 and net changes in operating assets and liabilities of $154,287.

Financing Activities

During the three months ended March 31, 2020, financing activities provided $57,151 in proceeds from a bridge loan and advances from related party.

During the three months ended March 31, 2019, financing activities provided $75,000 in proceeds from a bridge loan.

Off-Balance Sheet Transactions

At March 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 *	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document

______

* Filed herewith

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK INC.

Date: May 13, 2020	By:	/s/ Louis J. Resweber
Louis J. Resweber
President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

