Form 10-Q
period 2020-06-30
Gulf West Security Network, Inc.
filed 2020-08-19
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 12, 2020, there were 4,518,250 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2020

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gulf West Security Network, Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements (Unaudited)

June 30, 2020

3

Gulf West Security Network, Inc.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS As of June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$3,024	$10,045
Accounts receivable	1,860	2,876
Prepaid expenses	27,166	25,987
Total Current Assets	32,050	38,908

Total assets	$32,050	$38,908

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$249,613	$248,888
Accounts payable - related party	17,693	3,565
Accrued wages - related party	306,979	218,805
Bridge loan from affiliates	1,282,550	1,072,050
Liabilities of discontinued operations	710,033	601,128
Total Liabilities	2,566,868	2,144,436

Deficiency in Stockholders’ equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A, 742,500 shares issued and outstanding	743	743
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,518,250 shares issued and outstanding	4,518	4,518
Additional paid in capital	177,210	177,210
Accumulated deficit	(2,717,290)	(2,288,000)
Total deficiency in stockholders’ equity	(2,534,818)	(2,105,528)

Total liabilities and deficiency in stockholders’ equity	$32,050	$38,908

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the six months ended June 30, 2020 and 2019

	3 Months Ended		6 Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue
Monitoring and related services	$2,228	$2,338	$4,927	$6,207
Product sales and installation	1,260	1,025	1,260	1,025
Total Revenue	3,488	3,363	6,187	7,232

Cost of Revenue	1,038	2,620	2,162	4,609

Gross Profit	2,450	743	4,025	2,623

Operating Expenses
General and administrative	206,809	155,845	332,548	419,362
Sales and marketing	-	5,044	26	15,088
Total Operating Expenses	206,809	160,889	332,574	434,450

Operating Loss	(204,359)	(160,146)	(328,549)	(431,827)

Loss from continuing operations before provision for income taxes	(204,359)	(160,146)	(328,549)	(431,827)

Provision for Income Taxes	-	-	-	-

Loss from continuing operations	(204,359)	(160,146)	(328,549)	(431,827)

Income (loss) from discontinued operations	(133,123)	(50,745)	(100,741)	(233)

Net Loss	$(337,482)	$(210,891)	$(429,290)	$(432,060)

Basic and diluted net loss per common share, continuing operations	$(0.05)	$(0.04)	$(0.07)	$(0.10)
Basic and diluted net loss per common share, discontinued operations	$(0.03)	$(0.01)	$(0.02)	$(0.00)
Weighted average shares outstanding	4,518,250	4,518,250	4,518,250	4,518,250

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the six months ended June 30, 2020 and 2019

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional		Total Deficiency in
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity

Balance at January 1, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,514,380)	$(1,331,908)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(221,167)	(221,167)
Balance at March 31, 2019	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	177,210	(1,735,547)	(1,553,075)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(210,891)	(210,891)
Balance at June 30, 2019	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	177,210	(1,946,438)	(1,763,966)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(129,211)	(129,211)
Balance at September 30, 2019	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	177,210	(2,075,649)	(1,893,177)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(212,351)	(212,351)
Balance at December 31, 2019	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	177,210	(2,288,000)	(2,105,528)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(91,808)	(91,808)
Balance at March 31, 2020	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	177,210	(2,379,808)	(2,197,336)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(337,482)	(337,482)
Balance at June 30, 2020	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(2,717,290)	$(2,534,818)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the six months ended June 30, 2020 and 2019

	6 Months Ended
	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities
Net Loss	$(429,290)	$(432,060)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss from discontinued operations	(100,741)	233
Bad debts	2,147	-
Changes in operating assets and liabilities:
Accounts receivable	(1,131)	(17)
Inventory	-	(6,514)
Prepaid expenses	(1,179)	18,870
Accounts payable and accrued liabilities	725	79,811
Accrued wages - related party	88,174	116,048
Net cash used in operating activities – continuing operations	(441,295)	(223,629)
Net cash used in operating activities – discontinued operations	209,646	5,400

Cash Flows From Financing Activities
Advances from related party, net	14,128	-
Proceeds from bridge loan from affiliates	210,500	165,000
Cash provided by financing activities	224,628	165,000

Net Change In Cash	(7,021)	(53,229)

Cash at Beginning of Year	10,045	64,798
Cash at End of Year	$3,024	$11,569

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

NOTE 1: NATURE OF THE BUSINESS

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

Restatement of Articles of Incorporation

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

Reclassifications

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of June 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

Barter Transactions

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

	Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3
As of June 30, 2020
Derivative liabilities, debt and equity instruments	$173,646	—	—	$173,646
As of December 31, 2019
Derivative liabilities, debt and equity instruments	$72,904	—	—	$72,904

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2020 and for the year ended December 31, 2019 were as follows:

Balance, December 31, 2018	$111,291
Changes in fair value of derivative	(38,387)
Balance, December 31, 2019	$72,904
Change in fair value of derivative	100,741
Balance, June 30, 2020	$173,646

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $328,549 for the six months ended June 30, 2020, and an accumulated deficit of $2,717,290, and a working capital deficit of $2,534,818 at June 30, 2020. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the six months ended June 30, 2020, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

Notes Payable

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

As of June 30, 2020 and December 31, 2019, notes payable had total outstanding principal of $99,500 and $99,500 and accrued interest of $56,389 and $51,179, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

June 30, 2020
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

As of June 30, 2020 and December 31, 2019, convertible notes had total outstanding principal of $138,500 and $138,500 and accrued interest of $27,580 and $24,626, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

Derivative Liability

As of June 30, 2020 and December 31, 2019, the derivative liabilities were valued at $173,646 and $72,904, respectively, related to convertible notes [A to D above]. This derivative liability has been incorporated into liabilities from discontinued operations.

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	June 30, 2020	December 31, 2019
(1) dividend yield of	0%;	0%;
(2) expected volatility of	513%;	39%;
(3) risk-free interest rate of	0.16%;	1.55%;
(4) expected life of	0.33 year;	0.33 year;
(5) fair value of the Company’s common stock of	$0.10 per share.	$0.06 per share.

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

As of June 30, 2020 and December 31, 2019, the available barter credit balances were $22,166 and $20,987, respectively.

As of June 30, 2020 and December 31, 2019, this account also includes prepaid expense for legal expenses amounting to $5,000.

NOTE 5: RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception.The balances due under this arrangement were $306,979 and $218,805 as of June 30, 2020 and December 31, 2019, respectively. This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards.The balances due under this arrangement as of June 30, 2020 and December 31, 2019 were $17,693 and $3,565, respectively.

NOTE 6: BRIDGE LOAN FROM AFFILIATES

As of June 30, 2020 and December 31, 2019, the Company has received advances totaling $1,282,550 and $1,072,050, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

NOTE 7: CAPITAL STOCK

The Company is authorized to issue 475,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

As of June 30, 2020 and December 31, 2019, the Company had 4,518,250 shares of its common stock issued and outstanding, with 742,500 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

•

The holders of each share of Series A Stock shall have that number of votes as determined by multiplying the number of issued and outstanding shares of the Company’s common Stock together with all other derivative securities issued by the Company and outstanding as of the date of conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the shareholders, by .000001, then multiplying that number of shares of Series A Stock to be converted.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019

Stock Options

As a result of the Reverse Merger the Company has outstanding the following stock options as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price

Outstanding - beginning of year	620,000	$0.23	2,120,000	$0.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(620,000)	$0.23	(1,500,000)	0.14
Outstanding - end of year	-		620,000	$0.23

Exercisable and vested - end of year	-		620,000

Weighted average remaining term	-		0.09

Average intrinsic value	$-		$145,200

NOTE 8: COMMITMENT AND CONTINGENCIES

Office Lease

In April 2018, the Company started to rent space on a month-to-month basis in a Class 1 office in Lafayette, LA. The monthly rent is $3,000. In June 2019, the Company ceased to rent the space. For the six months ended June 30, 2020 and 2019, the Company incurred $0 and $18,000 in rent expense, respectively.

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

NOTE 9: SUBSEQUENT EVENTS

Effective July 2, 2020, the Company entered into an agreement to redeem and retire a total of 100,000 shares of its Series A Preferred Stock and a non-statutory option agreement for payments totaling $48,010.

In July 2020, the Company received additional advances totaling $188,010 under its bridge loan from affiliates discussed in Note 6.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020 up through the date of the these condensed consolidated financial statements.

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

The Merger was intended to constitute a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended.In accordance with the accounting treatment for a “reverse merger”, the Company’s historical financial statements prior to the Merger has been replaced with the historical financial statements of LJR prior to the Merger. The financial statements after completion of the Merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the Merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

On September 19, 2018, the Company amended and restated its articles of incorporation of the Company providing for a change in the Company’s name to “Gulf West Security Network, Inc.”The Company also amended and restated its bylaws to reflect the name change.

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

Results of Operations

Three months ended June 30, 2020 and 2019

We had revenue of $3,488 for the three months ended June 30, 2020, as compared to $3,363 for the three months ended June 30, 2019 an increase of $125.

Cost of Revenue

Cost of revenue sold for the three months ended June 30, 2020 was $1,038, as compared to $2,620 for the three months ended June 30, 2019. The decrease in cost of revenue is due larger costs incurred in 2019.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2020 were $206,809, an increase of $50,964, or 32.7%, compared to $155,845 for the three months ended June 30, 2019. General and administrative expenses increased mainly due to timing of legal expenses, wages, office expenses, insurance, audit and accounting expenses associated with the public company operations.

Sales and marketing

Our sales and marketing expenses for the three months ended June 30, 2020 were $0, compared to $5,044 for the three months ended June 30, 2019. The decrease in sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Loss from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded loss of $133,123 primarily due to a change in the fair value of a derivative liability.

Net loss

As a result of the foregoing, for the three months ended June 30, 2020, we recorded a net loss of $337,482 compared to a net loss of $210,891 for the three months ended June 30, 2019.

Six months ended June 30, 2020 and 2019

We had revenue of $6,187 for the six months ended June 30, 2020, as compared to $7,232 for the six months ended June 30, 2019 a decrease of $1,045 or 14.4%. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the six months ended June 30, 2020 was $2,162, as compared to $4,609 for the six months ended June 30, 2019. The decrease in cost of revenue is due larger costs incurred in 2019.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2020 were $332,548, a decrease of $86,814, or 20.7%, compared to $419,362 for the six months ended June 30, 2019. General and administrative expenses decreased mainly due to timing of legal expenses, wages, office expenses, insurance, audit and accounting expenses associated with the public company operations.

Sales and marketing

Our sales and marketing expenses for the six months ended June 30, 2020 were $26, compared to $15,088 for the six months ended June 30, 2019. The decrease in sales and marketing costs was consistent with the shift from retail to wholesale alarm operations.

Loss from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded loss of $100,741 primarily due to a change in the fair value of derivative liability.

Net loss

As a result of the foregoing, for the six months ended June 30, 2020, we recorded a net loss of $429,290 compared to a net loss of $432,060 for the six months ended June 30, 2019.

Liquidity and Capital Resources

At June 30, 2020, the Company had $3,024 cash on hand. The Company has limited commercial experience and had a net loss from continuing operations of $328,549 for the six months ended June 30, 2020, and an accumulated deficit of $2,717,290, and a working capital deficit of $2,534,818 at June 30, 2020. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the six months ended June 30, 2020, have been prepared assuming the Company will continue as a going concern.

We do not believe that we have enough cash on hand to operate of business during the next 12 months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.To date, the Company has financed its operation primarily from advances from its affiliates. As of June 30, 2020 and December 31, 2019, the Company has received advances totaling $1,282,550 and $1,072,050, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties.We do not have verbal or formal contracts with our affiliates obligating them to loan funds to us.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations. We currently do not have any agreements or arrangements in place for any future financing.

Operating Activities

During the six months ended June 30, 2020, we used $441,295 of cash in operating activities primarily as a result of our loss of $429,290 from operations, offset by net changes in working capital items of operating assets and liabilities of $86,589.

During the six months ended June 30, 2019, we used $223,629 of cash in operating activities primarily as a result of our net loss of $432,060 and net changes in operating assets and liabilities of $208,198.

Financing Activities

During the six months ended June 30, 2020, financing activities provided $224,628 in proceeds from a bridge loan and advances from related party.

During the six months ended June 30, 2019, financing activities provided $165,000 in proceeds from a bridge loan.

Off-Balance Sheet Transactions

At June 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

___________

* Filed herewith

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK INC.

Date: August 19, 2020	By:	/s/ Louis J. Resweber
Louis J. Resweber
President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

