Form 10-Q
period 2020-09-30
Gulf West Security Network, Inc.
filed 2020-11-17
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 13, 2020, there were 4,618,250 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gulf West Security Network, Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements (Unaudited)

September 30, 2020

3

Gulf West Security Network, Inc.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS As of September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$6,137	$10,045
Accounts receivable	2,608	2,876
Prepaid expenses	27,060	25,987
Total Current Assets	35,805	38,908

Total assets	$35,805	$38,908

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$138,441	$248,888
Accounts payable - related party	9,239	3,565
Accrued wages - related party	360,479	218,805
Bridge loan from affiliates	1,564,775	1,072,050
Liabilities of discontinued operations	772,491	601,128
Total Liabilities	2,845,425	2,144,436

Deficiency in Stockholders’ equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A, 635,000 and 742,500 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	635	743
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,618,250 and 4,518,250 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4,618	4,518
Additional paid in capital	157,208	177,210
Accumulated deficit	(2,972,082)	(2,288,000)
Total deficiency in stockholders’ equity	(2,809,620)	(2,105,528)

Total liabilities and deficiency in stockholders’ equity	$35,805	$38,908

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the nine months ended September 30, 2020 and 2019

	3 Months Ended		9 Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue
Monitoring and related services	$2,831	$3,562	$7,758	$9,769
Product sales and installation	-	-	1,260	1,025
Total Revenue	2,831	3,562	9,018	10,794

Cost of Revenue	1,077	7,124	3,239	11,733

Gross Profit	1,754	(3,562)	5,779	(939)

Operating Expenses
General and administrative	254,555	127,580	587,103	546,941
Sales and marketing	-	5,193	26	20,281
Total Operating Expenses	254,555	132,773	587,129	567,222

Other Income/(Expense)
Gain on debt settlement	85,025	-	85,025	-
Loss on option dispute settlement	(30,000)	-	(30,000)	-
Total Other Income/(Expense)	55,025	-	55,025	-

Operating Loss	(197,776)	(136,335)	(526,325)	(568,161)

Loss from continuing operations before provision for income taxes	(197,776)	(136,335)	(526,325)	(568,161)

Provision for Income Taxes	-	-	-	-

Loss from continuing operations	(197,776)	(136,335)	(526,325)	(568,161)

Income (loss) from discontinued operations	(57,016)	37,237	(157,757)	(37,004)

Net Loss	$(254,792)	$(99,098)	$(684,082)	$(531,157)

Basic and diluted net loss per common share, continuing operations	$(0.04)	$(0.03)	$(0.12)	$(0.13)
Basic and diluted net loss per common share, discontinued operations	$(0.01)	$0.01	$(0.03)	$0.01
Weighted average shares outstanding	4,521,430	4,518,250	4,521,430	4,518,250

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the nine months ended September 30, 2020 and 2019

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Additional		Total Deficiency in
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity

Balance at January 1, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$177,210	$(1,514,380)	$(1,331,908)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(221,167)	(221,167)
Balance at March 31, 2019	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	177,210	(1,735,547)	(1,553,075)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(210,892)	(210,892)
Balance at June 30, 2019	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	177,210	(1,946,439)	(1,763,967)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(99,098)	(99,098)
Balance at September 30, 2019	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	177,210	(2,045,537)	(1,863,065)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(242,463)	(242,463)
Balance at December 31, 2019	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	177,210	(2,288,000)	(2,105,528)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(91,808)	(91,808)
Balance at March 31, 2020	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	177,210	(2,379,808)	(2,197,336)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(337,482)	(337,482)
Balance at June 30, 2020	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	177,210	(2,717,290)	(2,534,818)
Redemption of preferred stock and issuance of common stock	(107,500)	(108)	-	-	-	-	-	-	100,000	100	(20,002)	-	(20,010)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(254,792)	(254,792)
Balance at September 30, 2020	635,000	$635	-	$-	1	$-	1,000	$1	4,618,250	$4,618	$157,208	$(2,972,082)	$(2,809,620)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the nine months ended September 30, 2020 and 2019

	9 Months Ended
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities
Net Loss	$(684,082)	$(531,157)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss from discontinued operations	(157,757)	(37,004)
Bad debts	2,147	-
Gain on debt settlement	(85,025)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,879)	158
Inventory	-	-
Prepaid expenses	(1,073)	54,305
Accounts payable and accrued liabilities	(25,422)	43,171
Accrued wages - related party	141,674	153,000
Net cash used in operating activities – continuing operations	(811,417)	(317,527)
Net cash used in operating activities – discontinued operations	329,120	10,881

Cash Flows From Financing Activities
Advances from related party, net	5,674	(8,812)
Proceeds from bridge loan from affiliates	492,725	280,000
Redemption of preferred stock	(20,010)	-
Cash provided by financing activities	478,389	271,188

Net Change In Cash	(3,908)	(35,458)

Cash at Beginning of Year	10,045	64,798
Cash at End of Year	$6,137	$29,340

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

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

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

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

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of September 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

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

	Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3
As of September 30, 2020
Derivative liabilities, debt and equity instruments	$230,662	—	—	$230,662
As of December 31, 2019
Derivative liabilities, debt and equity instruments	$72,904	—	—	$72,904

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2020 and for the year ended December 31, 2019 were as follows:

Balance, December 31, 2018	$111,291
Changes in fair value of derivative	(38,387)
Balance, December 31, 2019	$72,904
Change in fair value of derivative	157,758
Balance, September 30, 2020	$230,662

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $526,325 for the nine months ended September 30, 2020, and an accumulated deficit of $2,972,082, and a working capital deficit of $2,809,620 at September 30, 2020. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2020, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

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

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

NOTE 3:  ACQUIRED ASSETS AND ASSUMED LIABILITIES OF DISCONTINUED OPERATIONS

Assets Acquired and Liabilities Assumed through Reverse Merger

Pursuant to the terms of the Merger Agreement dated August 9, 2018, and in exchange for all one hundred (100) issued and outstanding shares of LJR Security Services, Inc., LJR stockholders received one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into fifty million two hundred thirty-three thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR shareholder received one (1) share of series C super-voting preferred stock of the Company which granted the holder 50.1% of the votes of the Company at all times.

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at fair value. The fair values of assets acquired and liabilities assumed are as follows:

	August 9, 2018	September 30, 2020
Security deposit	$4,871	$-
Goodwill	612,771	-
Accrued expenses	(125,647)	(24,053)
Accrued interest	(49,261)	(89,411)
Notes payable	(117,500)	(99,500)
Convertible notes	(138,500)	(138,500)
Derivative liability	(172,532)	(230,662)
Liabilities of discontinued operations	-	(214,418)
Total identified net assets	$14,202	$(796,544)

As a result of the Reverse Merger, we acquired $603,440 liabilities of the former operations of NuLife Sciences, Inc., which have been discontinued. As of September 30, 2020, these liabilities amounted to $796,544. We are evaluating the means to relieve the Company of these liabilities. The assets and liabilities described below have been classified as discontinued operations in the condensed consolidated financial statements.

Goodwill

The Company acquired goodwill through the Reverse Merger described above. The carrying value of $612,771 was impaired and written down to $0 as of December 31, 2018.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

Notes Payable

As a result of the Reverse Merger the Company assumed notes payable with total outstanding principal of $117,500 and accrued interest of $36,304, detailed as follows:

•	Demand note payable with outstanding principal of $25,000, and accrued interest of $17,400. The note matured on September 30, 2015 and carries an interest rate of 12%. This note is in default.
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

As of September 30, 2020 and December 31, 2019, notes payable had total outstanding principal of $99,500 and $99,500 and accrued interest of $59,023 and $51,179, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

September 30, 2020
(A) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and was due December 2019 (in default)	$5,000
(B) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share (in default)	50,000
(C) Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and was due September 2018 (in default)	63,500
(D) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.30 per share and is due October 13, 2020	20,000
Total convertible debt	$138,500

A.	Originally issued in 2017, outstanding principal of $5,000, and accrued interest of $715.
B.	Hayden note was issued on August 23, 2017, outstanding principal of $50,000, and accrued interest of $4,538.
C.	Current holder acquired the note in May 2018. Current outstanding principal of $63,500, and accrued interest of $4,295.
D.	Escala note was issued October 13, 2017, outstanding principal of $20,000, and accrued interest of $1,530.

As of September 30, 2020 and December 31, 2019, convertible notes had total outstanding principal of $138,500 and $138,500 and accrued interest of $30,388 and $24,626, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

Derivative Liability

As of September 30, 2020 and December 31, 2019, the derivative liabilities were valued at $230,662 and $72,904, respectively, related to convertible notes [A to D above]. This derivative liability has been incorporated into liabilities from discontinued operations.

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	September 30, 2020	December 31, 2019
(1) dividend yield of	0%;	0%;
(2) expected volatility of	288%;	39%;
(3) risk-free interest rate of	0.10%;	1.55%;
(4) expected life of	0.33 year;	0.33 year;
(5) fair value of the Company’s common stock of	$0.10 per share.	$0.06 per share.

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

As of September 30, 2020 and December 31, 2019, the available barter credit balances were $22,060 and $20,987, respectively.

As of both September 30, 2020 and December 31, 2019, this account also includes prepaid expense for legal expenses amounting to $5,000.

NOTE 5:  SETTLEMENT AGREEMENTS

In September 2020, the Company entered in settlement agreements with four of its third-party creditors, extinguishing $105,230 of Company’s accounts payable for total settlement amount of $20,205. As a result, the Company recognized $85,025 gain on debt settlement, which is presented as other income in condensed consolidated statements of operations.

In September 2020, the Company entered in a settlement and mutual release agreement for an option dispute. The options were originally issued in November 2016 to former president of the Company and transferred in September 2017 to former president’s trust. These options were cancelled in Company’s record in 2019. There was a dispute between the trust and the Company as to the expiration date and the Company extinguished the options dispute for $30,000, which is presented as other expense in condensed consolidated statements of operations.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

NOTE 6:  RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception. The balances due under this arrangement were $360,479 and $218,805 as of September 30, 2020 and December 31, 2019, respectively. This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards. The balances due under this arrangement as of September 30, 2020 and December 31, 2019 were $9,239 and $3,565, respectively.

NOTE 7:  BRIDGE LOAN FROM AFFILIATES

As of September 30, 2020 and December 31, 2019, the Company has received advances totaling $1,564,775 and $1,072,050, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties.

NOTE 8:  CAPITAL STOCK

The Company is authorized to issue 475,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

The table below shows the redemption of Company’s Series A Convertible Preferred Stock for the three months ended September 30, 2020:

Period	Closing Date	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to 31, 2020	July 2, 2020	100,000 shares of Series A Convertible Preferred Stock	$0.18	-	-
August 1 to 31, 2020	-	-	-	-	-
September 1 to 30, 2020	September 17, 2020	7,500 shares of Series A Convertible Preferred Stock	$0.27	-	-
Total (July 1 to September 30, 2020)		107,500 shares of Series A Convertible Preferred Stock	$0.19	-	-

On July 2, 2020, the Company redeemed its 100,000 shares of Series A Convertible Preferred Stock for $18,010.

On September 17, 2020, the Company redeemed its 7,500 shares of Series A Convertible Preferred Stock for $2,000 and issuance of 100,000 shares of Common Stock.

As of September 30, 2020 and December 31, 2019, the Company had 4,618,250 and 4,518,250 shares of its Common Stock issued and outstanding, 635,000 and 742,500 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 and 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 and 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding, all respectively.

Description of Preferred Stock:

Series A Preferred Stock

As of September 30, 2020 and December 31, 2019, the Company has 635,000 and 742,500, respectively, shares of Preferred Stock designated as Series A Preferred Stock with the following characteristics:

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

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

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

•

The Corporation shall have the option to redeem all of the outstanding shares of Series A Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Corporation and the holders of shares of Series A Stock holding at least 51% of such Series A Stock, beginning ten (10) business days following notice by the Company, at a redemption price the higher of (a) five dollars ($5.00) per share, or (b) fifty percent (50%) of the trailing average highest closing bid price of the Company’s common stock as quoted on www.OTCMarkets.com or the Company’s primary listing exchange on the date of notice of redemption, unless otherwise modified by mutual written consent between the Company and the holders of the Series A Stock (the "Conversion Price"). Redemption payments shall only be made in cash within ninety (60) days of notice by the Company to redeem.

•	The shares of Series A Stock acquired by the Company by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series A Stock.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

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

Stock Options

As a result of the Reverse Merger the Company has outstanding the following stock options as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price

Outstanding - beginning of year	620,000	$0.23	2,120,000	$0.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(620,000)	$0.23	(1,500,000)	0.14
Outstanding - end of year	-		620,000	$0.23

Exercisable and vested - end of year	-		620,000

Weighted average remaining term	-		0.09

Average intrinsic value	$-		$145,200

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019

NOTE 9:  COMMITMENT AND CONTINGENCIES

Office Lease

In April 2018, the Company started to rent space on a month-to-month basis in a Class 1 office in Lafayette, LA. The monthly rent is $3,000. In September 2019, the Company ceased to rent the space. For the nine months ended September 30, 2020 and 2019, the Company incurred $0 and $18,000 in rent expense, respectively.

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

NOTE 10:  SUBSEQUENT EVENTS

In October 2020, the Company entered in a settlement agreement with one of its creditors. The agreement extinguishes the Company’s debt of $138,901, included in liabilities of discontinued operations, for $13,891.

On October 22, 2020, Sean C. Clarke resigned as a member of the Board of the Company.

In addition, the Company redeemed 7,500 of the Company’s Series A Convertible Preferred Stock owned by Mr. Clarke (representing all of Mr. Clarke’s Series A Convertible Preferred Stock) for $2,000 and issued Mr. Clarke 100,000 shares of the Company’s common stock.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020 up through the date of the these condensed consolidated financial statements.

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

Results of Operations

Three months ended September 30, 2020 and 2019

We had revenue of $2,831 for the three months ended September 30, 2020, as compared to $3,562 for the three months ended September 30, 2019 a decrease of $731.

Cost of Revenue

Cost of revenue sold for the three months ended September 30, 2020 was $1,077, as compared to $7,124 for the three months ended September 30, 2019. The decrease in cost of revenue is due to write-off of inventory amounting to $6,035 in 2019.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2020 were $254,555, an increase of $126,975, or 99.5%, compared to $127,580 for the three months ended September 30, 2019. General and administrative expenses increased mainly due to timing of legal expenses, wages, office expenses, insurance, audit and accounting expenses associated with the public company operations.

Sales and marketing

Our sales and marketing expenses for the three months ended September 30, 2020 were $0, compared to $5,193 for the three months ended September 30, 2019. The decrease in sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Loss from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded loss of $57,016 primarily due to a change in the fair value of a derivative liability.

Net loss

As a result of the foregoing, for the three months ended September 30, 2020, we recorded a net loss of $254,792 compared to a net loss of $99,098 for the three months ended September 30, 2019.

Nine months ended September 30, 2020 and 2019

We had revenue of $9,018 for the nine months ended September 30, 2020, as compared to $10,794 for the nine months ended September 30, 2019 a decrease of $1,776 or 16.5%. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the nine months ended September 30, 2020 was $3,239, as compared to $11,733 for the nine months ended September 30, 2019. The decrease in cost of revenue is due to write-off of inventory amounting to $6,035 in 2019.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2020 were $587,103, an increase of $40,162, or 7.3%, compared to $546,941 for the nine months ended September 30, 2019. General and administrative expenses decreased mainly due to timing of legal expenses, wages, office expenses, insurance, audit and accounting expenses associated with the public company operations.

Sales and marketing

Our sales and marketing expenses for the nine months ended September 30, 2020 were $26, compared to $20,281 for the nine months ended September 30, 2019. The decrease in sales and marketing costs was consistent with the shift from retail to wholesale alarm operations.

Loss from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded loss of $157,757 primarily due to a change in the fair value of derivative liability.

Net loss

As a result of the foregoing, for the nine months ended September 30, 2020, we recorded a net loss of $684,082 compared to a net loss of $531,157 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

At September 30, 2020, the Company had $6,137 cash on hand. The Company has limited commercial experience and had a net loss from continuing operations of $526,325 for the nine months ended September 30, 2020, and an accumulated deficit of $2,972,082, and a working capital deficit of $2,809,620 at September 30, 2020. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2020, have been prepared assuming the Company will continue as a going concern.

We do not believe that we have enough cash on hand to operate of business during the next 12 months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products. To date, the Company has financed its operation primarily from advances from its affiliates. As of September 30, 2020 and December 31, 2019, the Company has received advances totaling $1,564,775 and $1,072,050, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties. We do not have verbal or formal contracts with our affiliates obligating them to loan funds to us.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations. We currently do not have any agreements or arrangements in place for any future financing.

Operating Activities

During the nine months ended September 30, 2020, we used $495,903 of cash in operating activities primarily as a result of our loss of $684,082 from operations, offset by net changes in working capital items of operating assets and liabilities of $113,300.

During the nine months ended September 30, 2019, we used $317,527 of cash in operating activities primarily as a result of our net loss of $531,157 and net changes in operating assets and liabilities of $250,634.

Financing Activities

During the nine months ended September 30, 2020, financing activities provided $492,725 in proceeds from a bridge loan, provided $5,674 advances from related party and used $20,010 in redemption of preferred stock.

During the nine months ended September 30, 2019, financing activities provided $280,000 in proceeds from a bridge loan and $8,812 in payments of advances from related party.

Off-Balance Sheet Transactions

At September 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 *	Section 1350 Certification of Principal Executive Officer
32.2 *	Section 1350 Certification of Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document

* Filed herewith

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK INC.

Date: November 17, 2020	By:	/s/ Louis J. Resweber
Louis J. Resweber
President
(Principal Executive Officer) (Principal Financial and Accounting Officer)

