Form 10-K
period 2020-12-31
Gulf West Security Network, Inc.
filed 2021-03-31
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of March 31, 2021, there were 4,618,250 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The terms “GWSN,” “we,” “us,” “our,” and the “Company” refer to Gulf West Security Network, Inc.

PART I

Item 1. Business.

Overview

Gulf West Security Network, Inc., a Louisiana corporation (“Gulf West”) and its wholly-owned subsidiaries, are principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States.

Gulf West and LJR Security Services, Inc. (“LJR”) are active in the engineering, design, installation, remote monitoring and after-market servicing of electronic intrusion alert and fire detection systems for homes and businesses (the “alarm industry”). Both Gulf West and LJR are based in Lafayette, Louisiana and were owned by Louis J. (“Lou”) Resweber, a long-time veteran of the alarm industry, who has also previously served as a corporate officer, board member and executive consultant to a number of NYSE and NASDAQ-listed public companies over the past 35 years.

Merger

On December 21, 2020, the Company entered into a share purchase agreement with the sole shareholder and owner of Westech Security and Investigations, Inc. (“Westech”). Pursuant to the terms of the share purchase agreement, the sole shareholder of Westech will sell all her shares to the Company in exchange for approximately 66% of the Company’s issued and outstanding shares of common stock (the “Sale”), to become effective at such time as the articles of merger have been filed. The remaining 34% of the Company’s issued and outstanding shares of common Stock shall consist of presently issued and outstanding shares of common Stock of the Company and the following to be issued in the form of Company’s Series E Preferred Stock, convertible into one share of Company’s common Stock, and shall consist of: (i) an exchange of all outstanding preferred stock of the Company, (ii) an exchange of all outstanding loans to the Company which shall either be satisfied or shall convert to Series E Preferred Stock immediately following the closing of the sale so that there are no outstanding loans to the Company at closing of the sale, (iii) a bridge loan of $500,000 previously made to Westech, which shall convert to Series E Preferred Stock immediately following the closing of the sale and (iv) an investment of $750,000 into the Company at closing of the sale. In connection with the additional $1,250,000, the Company shall issue 1,250,000 shares of Series E Preferred Stock. Furthermore, subject to the approval of Company’s shareholder and subject to discretion of the Board of Directors of the Company, the Company will change its name to “Westech Security and Investigation, Inc”, increase the number of shares of authorized preferred stock so it has sufficient amount of preferred stock to undertake the transactions contemplated by the sale; and undertake a 1-for-187 reverse stock split of its shares of common stock. This transaction is expected to close in the 2nd quarter of 2021.

On August 9, 2018, the Board of Directors of the Company through its wholly-owned subsidiary NuLife Acquisition Corp. (“NuLife Sub”) approved and executed an agreement of merger and plan of reorganization (the “Merger Agreement”), to become effective at such time as the articles of merger have been filed with the Secretary of State of Louisiana (the “Effective Time”), and after the satisfaction or waiver by the parties thereto of the conditions set forth in Article VI of the Merger Agreement. Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR, LJR received one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR shareholder received one share of series C super-voting preferred stock of NuLife which granted the holder 50.1% of the votes of NuLife at all times.

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

Employees

As of December 31, 2020, we had two employees, one of whom is employed on a full-time basis.

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

Year Ended December 31, 2020	High	Low
Fourth quarter	$0.10	$0.03
Third quarter	$0.10	$0.04
Second quarter	$0.35	$0.05
First quarter	$0.05	$0.05

Year Ended December 31, 2019	High	Low
Fourth quarter	$0.10	$0.05
Third quarter	$0.25	$0.10
Second quarter	$0.75	$0.0001
First quarter	$0.30	$0.12

On March 31, 2021, the closing sales price reported for our common stock was $0.15 per share and as of that date, we had approximately 43 holders of record of our common stock, and 4,618,250 shares outstanding.

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

Business Overview

Gulf West Security Network, Inc., a Louisiana corporation (“Gulf West”) and its wholly-owned subsidiaries, are principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States.

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

Results of Operations

Year ended December 31, 2020 and 2019

We had revenue of $11,690 for the year ended December 31, 2020, as compared to $14,601 for year ended December 31, 2019 a decrease of $2,911 or 20%. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (“RMR”) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the year ended December 31, 2020 was $4,339, as compared to $12,848 for the year ended December 31, 2019.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2020 were $673,939, a decrease of $105,267, or 14%, compared to $779,206 for the year ended December 30, 2019. General and administrative expenses decreased mainly due to timing of wages, audit and accounting expenses associated with the public company operations.

Sales and marketing

Our sales and marketing expenses for the year ended December 31, 2020 were $26, compared to $0 for the year ended December 31, 2019. The minimal sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Income from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded a loss of $165,491 primarily due to a change in the fair value of a derivative liability.

Net loss

As a result of the foregoing, for the year ended December 31, 2020, we recorded a net loss of $791,860 compared to a net loss of $773,620 for the year ended December 31, 2019.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $626,369 for the year ended December 31, 2020, and an accumulated deficit of $3,079,860, and a working capital deficit of $2,717,398 at December 31, 2020. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the year ended December 31, 2020, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

Operating Activities

During the year ended December 31, 2020, we used $566,186 of cash in operating activities primarily as a result of our loss of $791,860 from continuing operations, offset by net changes in working capital items of operating assets and liabilities of $225,674.

During the year ended December 31, 2019, we used $425,227 of cash in operating activities primarily as a result of our loss of $773,620 from continuing operations, offset by net changes in working capital items of operating assets and liabilities of $348,393.

Financing Activities

During the year ended December 31, 2020, financing activities provided $656,116 in proceeds from a bridge loan, provided $5,019 in proceeds from advances from related party and used $20,010 in net payments to redemption of preferred stock.

During the year ended December 31, 2019, financing activities provided $401,050 in proceeds from a bridge loan and used $28,211 in net payments to advances from related party.

Off-Balance Sheet Transactions

At December 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Gulf West Security Network, Inc.

A Nevada Corporation

Consolidated Financial Statements

December 31, 2020 and 2019

Gulf West Security Network, Inc.

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Gulf West Security Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf West Security Network, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As discussed in Note 3, the Company borrows funds through the use of convertible notes payable that contain a conversion price that fluctuates with the stock price. Due to the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2019.

Houston, TX March 31, 2021

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED BALANCE SHEETS As of December 31, 2020 and December 31, 2019

	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$4,505	$10,045
Accounts receivable	2,478	2,876
Prepaid expenses	27,396	25,987
Total Current Assets	34,379	38,908

Total assets	$34,379	$38,908

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$112,235	$248,613
Accounts payable - related party	8,584	3,565
Accrued wages - related party	420,702	218,805
Unearned revenue	400	275
Bridge loan from affiliates	1,728,166	1,072,050
Liabilities of discontinued operations	481,690	601,128
Total Liabilities	2,751,777	2,144,436

Deficiency in Stockholders’ equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A, 635,000 and 742,500 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	635	743
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,618,250 and 4,518,250 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	4,618	4,518
Stock payable	200,000	-
Additional paid in capital	157,208	177,210
Accumulated deficit	(3,079,860)	(2,288,000)
Total deficiency in stockholders’ equity	(2,717,398)	(2,105,528)

Total liabilities and deficiency in stockholders’ equity	$34,379	$38,908

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, 2020 and 2019

	2020	2019

Revenue
Monitoring and related services	$10,430	$13,335
Product sales and installation	1,260	1,266
Total Revenue	11,690	14,601

Cost of Revenue	4,339	12,848

Gross Profit	7,351	1,753

Operating Expenses
General and administrative	673,939	779,206
Sales and marketing	26	-
Total Operating Expenses	673,965	779,206

Other Income/(Expense)
Net gain on debt settlements	89,475	-
Interest expense	(19,230)	(29,235)
Loss on option dispute settlement	(30,000)	-
Total Other Income/(Expense)	40,245	(29,235)

Operating Loss	(626,369)	(806,688)

Loss from continuing operations before provision for income taxes	(626,369)	(806,688)

Provision for Income Taxes	-	-

Loss from continuing operations	(626,369)	(806,688)

Income (loss) from discontinued operations	(165,491)	33,068

Net Loss	$(791,860)	$(773,620)

Basic and diluted net loss per common share, continuing operations	$(0.17)	$(0.11)
Basic and diluted net loss per common share, discontinued operations	$(0.04)	$0.01
Weighted average shares outstanding	4,557,867	4,518,250

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY For the years ended December 31, 2020 and 2019

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock			Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Stock Payable	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance at January 1, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$-	$177,210	$(1,514,380)	$(1,331,908)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(773,620)	(773,620)
Balance at December 31, 2019	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	-	177,210	(2,288,000)	(2,105,528)
Redemption of preferred stock and issuance of common stock	(107,500)	(108)	-	-	-	-	-	-	100,000	100	-	(20,002)	-	(20,010)
Settlement of liabilities of discontinued operations	-	-	-	-	-	-	-	-	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(791,860)	(791,860)
Balance at December 31, 2020	635,000	$635	-	$-	1	$-	1,000	$1	4,618,250	$4,618	$200,000	$157,208	$(3,079,860)	$(2,717,398)

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2020 and 2019

	2020	2019
Cash Flows From Operating Activities
Net Loss	$(791,860)	$(773,620)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss from discontinued operations	165,491	(33,068)
Net gain on debt settlements	(89,475)	-
Changes in operating assets and liabilities:
Accounts receivable	398	(970)
Prepaid expenses	(1,409)	59,573
Accounts payable and accrued liabilities	(51,353)	147,912
Accrued wages - related party	201,897	174,946
Unearned revenue	125	-
Net cash used in operating activities continuing operations	(566,186)	(425,227)
Net cash used in operating activities discontinued operations	(80,479)	(2,365)

Cash Flows From Financing Activities
Advances from related party, net	5,019	(28,211)
Proceeds from bridge loan from affiliates	656,116	401,050
Redemption of preferred stock	(20,010)	-
Cash provided by financing activities	641,125	372,839

Net Change In Cash	(5,540)	(54,753)

Cash at Beginning of Year	10,045	64,798
Cash at End of Year	$4,505	$10,045

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

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

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to enhance comparability with the current year’s financial statements. As a result, certain line items have been amended in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flow. Comparative figures have been adjusted to conform to the current year’s presentation. These reclassifications had no effect on the reported net loss.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of December 31, 2020 and 2019, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

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

	Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3
As of December 31, 2020
Derivative liabilities, debt and equity instruments	$238,395	—	—	$238,395
As of December 31, 2019
Derivative liabilities, debt and equity instruments	$72,904	—	—	$72,904

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

Changes in Level 3 assets measured at fair value for the year ended December 31, 2020 and 2019 were as follows:

Balance, December 31, 2018	$111,291
Changes in fair value of derivative	(38,387)
Balance, December 31, 2019	$72,904
Change in fair value of derivative	165,491
Balance, December 31, 2020	$238,395

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

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

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $626,369 for the year ended December 31, 2020, and an accumulated deficit of $3,079,860, and a working capital deficit of $2,717,398 at December 31, 2020. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying consolidated financial statements for the year ended December 31, 2020, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

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

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at fair value. The fair values of assets acquired and liabilities assumed are as follows:

	August 9, 2018	December 31, 2019	December 31, 2020
Security deposit	$4,871	$-	$-
Goodwill	612,771	-	-
Accrued expenses	(125,647)	-	-
Accrued interest	(49,261)	(75,806)	(33,221)
Notes payable	(117,500)	(99,500)	-
Convertible notes	(138,500)	(138,500)	(138,500)
Derivative liability	(172,532)	(72,904)	(238,395)
Liabilities of discontinued operations	-	(214,418)	(71,574)
Total identified net assets (liabilities)	$14,202	$(601,128)	$(481,690)

As a result of the Reverse Merger, we acquired approximately $0.6 million of liabilities of the former operations of NuLife Sciences, Inc., which have been discontinued. In 2020, the Company settled liabilities of discontinued operations of $138,901 for $13,891. The Company recognized a gain on debt settlement of $125,010 on this transaction. As of December 31, 2020 and 2019, these acquired liabilities amounted to $481,690 and $601,128, respectively. We are evaluating the means to relieve the Company of these liabilities. The assets and liabilities described above have been classified as discontinued operations in the consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

Goodwill

The Company acquired goodwill through the Reverse Merger described above. The carrying value of $612,771 was impaired and written down to $0 in 2018.

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

In 2020, the Company settled the notes payable of $99,500 and accrued interest of $60,493 for $92,500 and 200,000 shares of preferred stock valued at $200,000, which not yet issued and presented as stock payable in consolidated balance sheet as of December 31, 2020. The Company recognized a loss on debt settlement of $121,923 on this transaction. As of December 31, 2020 and 2019, notes payable had total outstanding principal of $0 and $99,500, and accrued interest of $0 and $51,179, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

December 31, 2020
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

________

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

As of December 31, 2020 and 2019, convertible notes had total outstanding principal of $138,500 and $138,500 and accrued interest of $33,221 and $24,626, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Derivative Liability

As of December 31, 2020 and 2019, the derivative liabilities were valued at $238,395 and $72,904, respectively, related to a convertible note [(C) above] due September 2018. This derivative liability has been incorporated into liabilities from discontinued operations.

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	December 31, 2019	December 31, 2019
(1) dividend yield of	0%;	0%;
(2) expected volatility of	315%;	39%;
(3) risk-free interest rate of	0.09%;	1.55%;
(4) expected life of	0.33 year;	0.33 year;
(5) fair value of the Company’s common stock of	$0.06 per share.	$0.08 per share.

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

As of December 31, 2020 and 2019, the available barter credit balances were $22,396 and $20,987, respectively.

As of December 31, 2020 and 2019, this account also includes prepaid expense for legal expenses amounting to $5,000.

NOTE 5: SETTLEMENT AGREEMENTS

In September 2020, the Company entered in a settlement and mutual release agreement for an option dispute. The options were originally issued in November 2016 to former president of the Company and transferred in September 2017 to former president’s trust. These options were cancelled in Company’s record in 2019.There was a dispute between the trust and the Company as to the expiration date and the Company extinguished the options dispute for $30,000, which is presented as other expense in condensed consolidated statements of operations.

In 2020, the Company entered in settlement agreements with four of its third-party creditors, extinguishing $107,942 of Company’s accounts payable for total settlement amount of $20,205. As a result, the Company recognized $85,025 gain on debt settlement, which is presented as other income in condensed consolidated statements of operations.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

NOTE 6: RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception. The balances due under this arrangement were $420,702 and $218,805 as of December 31, 2020 and 2019, respectively. This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards. The balances due under this arrangement as of December 31, 2020 and 2019 were $8,584 and $3,565, respectively.

NOTE 7: BRIDGE LOAN

As of December 31, 2020 and 2019, the Company has received advances totaling to $1,728,166 and $1,072,050, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and its affiliates.

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

The table below shows the redemption of Company’s Series A Convertible Preferred Stock for the year ended December 31, 2020:

Period	Closing Date	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to 31, 2020	July 2, 2020	100,000 shares of Series A Convertible Preferred Stock	$0.18	-	-
September 1 to 30, 2020	September 17, 2020	7,500 shares of Series A Convertible Preferred Stock	$0.27	-	-
Total		107,500 shares of Series A Convertible Preferred Stock	$0.19	-	-

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

As of December 31, 2020 and 2019, the Company had 4,618,250 and 4,518,250 shares of its Common Stock issued and outstanding, 635,000 and 742,500 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 and 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 and 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding, all respectively.

Description of Preferred Stock:

Series A Preferred Stock

As of December 31, 2020 and 2019, the Company has 635,000 and 742,500, respectively, shares of Preferred Stock designated as Series A Preferred Stock with the following characteristics:

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

•	The holders of each share of Series A Stock shall have that number of votes as determined by multiplying the number of issued and outstanding shares of the Company’s common Stock together with all other derivative securities issued by the Company and outstanding as of the date of conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the shareholders, by .000001, then multiplying that number of shares of Series A Stock to be converted.

•	The Corporation shall have the option to redeem all of the outstanding shares of Series A Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Corporation and the holders of shares of Series A Stock holding at least 51% of such Series A Stock, beginning ten (10) business days following notice by the Company, at a redemption price the higher of (a) five dollars ($5.00) per share, or (b) fifty percent (50%) of the trailing average highest closing bid price of the Company’s common stock as quoted on www.OTCMarkets.com or the Company’s primary listing exchange on the date of notice of redemption, unless otherwise modified by mutual written consent between the Company and the holders of the Series A Stock (the "Conversion Price"). Redemption payments shall only be made in cash within ninety (90) days of notice by the Company to redeem.

•	The shares of Series A Stock acquired by the Company by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series A Stock.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

Stock Options

As a result of the Reverse Merger the Company has outstanding stock options as of December 31, 2020 and 2019 as follows:

	December 31, 2020		December 31, 2019
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price

Outstanding - beginning of year	620,000	$0.17	2,120,000	$-
Granted	-	-	-	0.17
Exercised	-	-	-	-
Forfeited	(620,000)	0.14	(1,500,000)	-
Outstanding - end of year	-	$0.23	620,000	$0.17

Exercisable - end of year	-		145,200

Weighted average remaining term	-		0.09

Average intrinsic value	$-		$145,200

The Company extinguished an option dispute for $30,000, as discussed in Note 5.

NOTE 9: INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are summarized below.

	2020	2019
Net operating loss carryforward	$(407,176)	$(373,451)
Other	—	—
Total deferred tax assets	(407,176)	(373,451)
Valuation allowance	407,176	373,451
Net deferred tax asset	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2020 and 2019, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

No federal tax provision has been provided for the years ended December 31, 2020 and 2019 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2020 and 2019.

	2020	2019
U.S federal statutory income tax	-21.00%	-21.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Stock based compensation	0.00%	0.00%
Change in valuation allowance	26.80%	26.80%
Effective tax rate	0.00%	0.00%

At December 31, 2020, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $1.9 million, which, if not utilized earlier, expire through 2039.

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

NOTE 10:COMMITMENT AND CONTINGENCIES

Office Lease

During the year ended 2019, the Company rented space on a month-to-month basis in a Class 1 office in Lafayette, LA. The monthly rent is $3,000. For the year ended December 31, 2020 and 2019, the Company incurred $0 and $18,000 in rent expense, respectively.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2020 and December 31, 2019 and for the years then ended

NOTE 11: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020 up through the date of these consolidated financial statements.

Subsequent to the period ended December 31, 2020, the Company received an additional advance amounting to $59,000 from its affiliate. The formal structure and payment terms of these advances have not yet been determined by the Company and its affiliate.

On December 21, 2020, the Company entered into a share purchase agreement with the sole shareholder and owner of Westech Security and Investigations, Inc. (“Westech”). Pursuant to the terms of the share purchase agreement, the sole shareholder of Westech will sell all her shares to the Company in exchange for approximately 66% of the Company’s issued and outstanding shares of common stock (the “Sale”), to become effective at such time as the articles of merger have been filed. The remaining 34% of the Company’s issued and outstanding shares of common Stock shall consist of presently issued and outstanding shares of common Stock of the Company and the following to be issued in the form of Company’s Series E Preferred Stock, convertible into one share of Company’s common Stock, and shall consist of: (i) an exchange of all outstanding preferred stock of the Company, (ii) an exchange of all outstanding loans to the Company which shall either be satisfied or shall convert to Series E Preferred Stock immediately following the closing of the sale so that there are no outstanding loans to the Company at closing of the sale, (iii) a bridge loan of $500,000 previously made to Westech, which shall convert to Series E Preferred Stock immediately following the closing of the sale and (iv) an investment of $750,000 into the Company at closing of the sale. In connection with the additional $1,250,000, the Company shall issue 1,250,000 shares of Series E Preferred Stock. Furthermore, subject to the approval of Company’s shareholder and subject to discretion of the Board of Directors of the Company, the Company will change its name to “Westech Security and Investigation, Inc”, increase the number of shares of authorized preferred stock so it has sufficient amount of preferred stock to undertake the transactions contemplated by the sale; and undertake a 1-for-187 reverse stock split of its shares of common stock. Subsequent to the period ended December 31, 2020, the Company is still in the process of completing this merger transaction. This transaction is expected to close in the 2nd quarter of 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation by our management, which consists of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2020, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal controls and procedures over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

The following table contains information as of December 31, 2020 as to each Officer and Director of the Company:

Name	Age	Position
Lou Resweber	58	Principal Executive Officer and Principal Financial Officer

Louis J. Resweber. Mr Resweber has served as Chairman of the Board, Chief Executive Officer and Corporate Secretary of the Company since October 9, 2018. Prior to joining the Company, from September 2015 through October 2013, Mr. Resweber served as Chairman, President and Chief Executive Officer of LJR Security Services, Inc. and Gulf West Security Network, Inc., two privately-owned companies headquartered in Lafayette, LA, and both actively engaged in the electronic security industry. From September 2015 through September 2016, Mr. Resweber served as President and Chief Operating Officer of ESP Resources, Inc.(Nasdaq: ESPI).Previously, from its inception in March of 1993 through its successful sale in September of 2015, Mr. Resweber served as the Chairman of the Board, President and Chief Executive of Pelican Security Network, Inc., which he built from a start-up into the 36th largest provider of electronic security in the nation, in an industry with more than 14,000 licensed participants. Prior to that, from 1993 to 1996, Mr. Resweber was Chairman of the Board of Westmark Group Holdings, Inc. (Nasdaq: WGHI), where he completed the company's reorganization as a nationwide financial services concern. From 1995to 1996, he was President and Chief Executive Officer of Network Acquisition Corp., a wholly-owned subsidiary of Network Long Distance, Inc. (Nasdaq: NTWK), where he engineered a series of 17 successful mergers and acquisitions, helping to convert the company into one of the fastest-growing participants in the independent switch based telecommunications industry. From 1992 to 1995, he was Senior Vice President of Capital Markets for United Companies Financial Corporation (NYSE:UC), where he was instrumental in developing a capitalization plan that helped push its stock from $16 to $132 per share, making it one of the top growth stock of that time. And from 1991 to 1992, he was Senior Vice President of Hill & Knowlton International, Inc, beginning his career in the energy sector, Mr. Resweber served as Vice President of Arkla Energy (NYSE: ALG /now NRG - Reliant Energy) in Shreveport, LA; as Vice President of Entex Gas (NYSE: ETX / now CenterPoint Energy) in Houston, TX; and as Manager of Celeron Oil &Gas (NYSE: CEL/now Plains - All American Pipeline) in Santa Barbara, CA; Austin, TX; Houston, TX; and Lafayette, LA; the latter of which ultimately merged with The Goodyear Tire & Rubber (NYSE: GT).

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

Director Nominations

As of December 31, 2020, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2020 and December 31, 2019 compensation awarded to or paid to, or earned by, our President, Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Louis J. Resweber	2020	$264,000	$—	$—	$—	$264,000
(President)	2019	$264,000	$—	$—	$—	$264,000

On October 5, 2018, pursuant to the Merger Agreement with LJR, and in exchange for all one hundred (100) issued and outstanding shares of LJR, Lou Resweber, the sole shareholder of LJR received one thousand (1,000) shares of series D senior convertible preferred stock of the Company, convertible into fifty million two hundred thirty-nine thousand five hundred forty-one(50,239,541) shares of common stock of the Company, and one share of series C super-voting preferred stock of the Company which grants the holder 50.1% of the votes of the Company at all times.

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

Equity Awards

None.

Compensation of Directors

During our fiscal years ended December 31, 2020 and 2019, we did not provide compensation to any of our directors for serving as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2021, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name(1)	Shares of Common Stock Beneficially Owned	Percent of Class	Shares of Series A Preferred Stock Beneficially Owned(2)	Percent of Class	Shares of Series C Preferred Stock Beneficially Owned(4)	Percent of Class	Shares of Series D Preferred Stock Beneficially Owned(5)	Percent of Class	Other Beneficial Ownership	Total	Voting Percentage for all Classes (fully- diluted)
Louis J. Resweber(5)	—	*	—	*	1	100.00%	1,000	100.00%	—	1,001	95.80%
Sean C. Clarke(6)	150,000	3.25%	—	*	—	*	—	*	—	150,000	0.14%
Global Business Strategies, Inc.(7)	132,156	2.86%	—	*	—	*	—	*	1,500,000	1,632,156	1.48%
Derek Cahill(8)	2,175,000	47.10%	—	*	—	*	—	*	—	2,175,000	—
Kingdom Building, Inc.(8)	130,000	2.81%	655,000	100.00%	—	*	—	*	—	785,000	91.29%
All directors/director nominees and executive officers as a group (2 persons)	50,000	1.08%	—	—	1	100.00%	1,000	100.00%	—	51,001	95.84%

_________

* Indicates less than

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Gulf West Security Network, Inc., 2851 Johnson Street, Unit #194 Lafayette, LA, 70503 (337) 210-8790.

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

(3)

Shares of our Series C Preferred Stock are not convertible into common stock but hold 50.1% of the vote of all classes of capital stock and are entitled to vote together with holders of our common stock on all matters in which our common stockholders may vote.

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

Item 14. Principal Accounting Fees and Services.

Independent Public Accountants

On February 14, 2020, Daszkal Bolton LLP was dismissed as the independent registered public accounting firm for the Company. On January 10, 2020, M&K CPAS, PLLC, the independent registered public accounting firm for GWSN, was engaged by the Company as its new independent registered public accounting firm.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2020, and December 31, 2019, for professional services rendered by M&K CPAS, PLLC and Daszkal Bolton LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim, unaudited consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees and Audit Related Fees	$26,775	$72,280
Tax Fees	-	-
All Other Fees	-	-
Total	$26,775	$72,280

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

GULF WEST SECURITY NETWORK, INC.

Date: March 31, 2021	By:	/s/ Louis J. Resweber
Louis J. Resweber
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis J. Resweber	President	March 31, 2021
Louis J. Resweber	(Principal Executive Officer and Principal Financial Officer)

