Form 10-Q
period 2021-03-31
Gulf West Security Network, Inc.
filed 2021-05-14
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the, Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 14, 2021, 4,618,250 shares of common stock, par value $0.001 per share, were outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gulf West Security Network, Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements (Unaudited)

March 31, 2021

Gulf West Security Network, Inc.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS As of March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$17,757	$4,505
Accounts receivable	3,308	2,478
Prepaid expenses	27,620	27,396
Total Current Assets	48,685	34,379

Total assets	$48,685	$34,379

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$109,379	$112,235
Accounts payable - related party	4,665	8,584
Accrued wages - related party	481,702	420,702
Unearned revenue	100	400
Bridge loan from affiliates	1,797,666	1,728,166
Liabilities of discontinued operations	511,154	481,690
Total Liabilities	2,904,666	2,751,777

Deficiency in Stockholders’ equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A, 635,000 and 635,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	635	635
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,618,250 and 4,618,250 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4,618	4,618
Stock payable	200,000	200,000
Additional paid in capital	157,208	157,208
Accumulated deficit	(3,218,443)	(3,079,860)
Total deficiency in stockholders’ equity	(2,855,981)	(2,717,398)

Total liabilities and deficiency in stockholders’ equity	$48,685	$34,379

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the three months ended March 31, 2021 and 2020

	3 Months Ended
	March 31, 2021	March 31, 2020

Revenue
Monitoring and related services	$2,541	$2,699

Cost of Revenue	986	1,124

Gross Profit	1,555	1,575

Operating Expenses
General and administrative	110,674	122,668
Sales and marketing	-	26
Total Operating Expenses	110,674	122,694

Other Income/(Expense)
Interest expense	(2,797)	(3,071)
Total Other Income/(Expense)	(2,797)	(3,071)

Operating Loss	(111,916)	(124,190)

Loss from continuing operations before provision for income taxes	(111,916)	(124,190)

Provision for Income Taxes	-	-

Loss from continuing operations	(111,916)	(124,190)

(Income) loss from discontinued operations	26,667	(32,382)

Net Loss	$(138,583)	$(91,808)

Basic and diluted net loss per common share, continuing operations	$(0.02)	$(0.03)
Basic and diluted net loss per common share, discontinued operations	$(0.01)	$0.01
Weighted average shares outstanding	4,618,250	4,518,250

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the three months ended March 31, 2021 and 2020

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock					Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Stock Payable	Additional Paid-In Capital	Accumulated Deficit	Deficiency in Stockholders' Equity

Balance at December 31, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$-	$177,210	$(2,288,000)	$(2,105,528)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(91,808)	(91,808)
Balance at March 31, 2020	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	-	177,210	(2,379,808)	(2,197,336)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(337,482)	(337,482)
Balance at June 30, 2020	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	-	177,210	(2,717,290)	(2,534,818)
Redemption of preferred stock and issuance of common stock	(107,500)	(108)	-	-	-	-	-	-	100,000	100	-	(20,002)	-	(20,010)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(254,792)	(254,792)
Balance at September 30, 2020	635,000	635	-	-	1	-	1,000	1	4,618,250	4,618	-	157,208	(2,972,082)	(2,809,620)
Settlement of liabilities of discontinued operations	-	-	-	-	-	-	-	-	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(107,778)	(107,778)
Balance at December 31, 2020	635,000	635	-	-	1	-	1,000	1	4,618,250	4,618	200,000	157,208	(3,079,860)	(2,717,398)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(138,583)	(138,583)
Balance at March 31, 2021	635,000	$635	-	$-	1	$-	1,000	$1	4,618,250	$4,618	$200,000	$157,208	$(3,218,443)	$(2,855,981)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the three months ended March 31, 2021 and 2020

	3 Months Ended
	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities
Net Loss	$(138,583)	$(91,808)
Adjustments to reconcile net loss to net cash used in operating activities
Net (income) loss from discontinued operations	26,667	(32,382)
Bad debts	-	2,147
Changes in operating assets and liabilities:
Accounts receivable	(830)	(837)
Prepaid expenses	(224)	311
Accounts payable and accrued liabilities	(2,856)	5,855
Accrued wages - related party	61,000	51,000
Unearned revenue	(300)	-
Net cash used in operating activities – continuing operations	(55,126)	(65,714)
Net cash used in operating activities – discontinued operations	2,797	2,805

Cash Flows From Financing Activities
Advances from related party, net	(3,919)	6,651
Proceeds from bridge loan from affiliates	69,500	50,500
Cash provided by financing activities	65,581	57,151

Net Change In Cash	13,252	(5,758)

Cash at Beginning of Year	4,505	10,045
Cash at End of Year	$17,757	$4,287

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

NOTE 1: NATURE OF THE BUSINESS

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

Restatement of Articles of Incorporation

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements contained in the Company’s Annual Report on Form 10-K.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to enhance comparability with the current period’s financial statements. As a result, certain line items have been amended in the condensed consolidated balance sheets and consolidated statements of cash flow. Comparative figures have been adjusted to conform to the period’s presentation. These reclassifications had no effect on the reported net loss.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Revenue Recognition

The Company retrospectively adopted FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers”, on January 1, 2018, which did not have a material impact on the Company’s condensed consolidated financial statements. The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions involving security systems that are sold outright to the customer, or where equipment is already owned by the customer, the Company’s performance obligations include monitoring, related services, and the sale and installation, or refurbish and repair, of the security systems. Revenue associated with the sale and installation of security systems is recognized once installation is complete and is reflected in installation and repair revenue in the condensed consolidated statements of operations. Revenue associated with monitoring and related services is recognized as those services are provided and is reflected in monitoring and related services revenue in the condensed consolidated statements of operations.

Early termination of the contract by the customer results in a termination charge in accordance with the contract terms. Contract termination charges are recognized in revenue when collectability is probable and are reflected in monitoring and related revenue in the condensed consolidated statements of operations. Amounts collected from customers for sales and other taxes are reported net of the related amounts remitted.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

Barter Transactions

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

	Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3
As of March 31, 2021
Derivative liabilities, debt and equity instruments	$265,062	—	—	$265,062
As of December 31, 2020
Derivative liabilities, debt and equity instruments	$238,395	—	—	$238,395

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2021 and for the year ended December 31, 2020 were as follows:

Balance, December 31, 2019	$72,904
Changes in fair value of derivative	165,491
Balance, December 31, 2020	$238,395
Change in fair value of derivative	26,667
Balance, March 31, 2021	$265,062

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $111,916 for the three months ended March 31, 2021, and an accumulated deficit of $3,218,443, and a working capital deficit of $2,855,981 at March 31, 2021. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the three months ended March 31, 2021, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at fair value. The fair values of assets acquired and liabilities assumed are as follows:

	August 9, 2018	December 31, 2020	March 31, 2021
Security deposit	$4,871	$-	$-
Goodwill	612,771	-	-
Accrued expenses	(125,647)	-	-
Accrued interest	(49,261)	(33,221)	(36,018)
Notes payable	(117,500)	-	-
Convertible notes	(138,500)	(138,500)	(138,500)
Derivative liability	(172,532)	(238,395)	(265,062)
Liabilities of discontinued operations	-	(71,574)	(71,574)
Total identified net assets (liabilities)	$14,202	$(481,690)	$(511,154)

As a result of the Reverse Merger, we acquired $603,440 liabilities of the former operations of NuLife Sciences, Inc., which have been discontinued. As of March 31, 2021, these liabilities amounted to $511,154. We are evaluating the means to relieve the Company of these liabilities. The assets and liabilities described below have been classified as discontinued operations in the condensed consolidated financial statements.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

March 31, 2021
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

As of March 31, 2021 and December 31, 2020, convertible notes had total outstanding principal of $138,500 and $138,500 and accrued interest of $36,018 and $33,221, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Derivative Liability

As of March 31, 2021 and December 31, 2020, the derivative liabilities were valued at $265,062 and $238,395, respectively, related to convertible notes [A to D above]. This derivative liability has been incorporated into liabilities from discontinued operations.

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	March 31, 2021	December 31, 2020
(1) dividend yield of	0%;	0%;
(2) expected volatility of	442%;	315%;
(3) risk-free interest rate of	0.03%;	0.09%;
(4) expected life of	0.33 year;	0.33 year;
(5) fair value of the Company’s common stock of	$0.10 per share.	$0.06 per share.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

NOTE 4: PREPAID EXPENSES

The Company has available to its credit through certain trade organizations as a result of barter transactions for services. These amounts are available for use with certain vendors and establishments who are part of the same trade organization. These balances do not represent cash available to the Company, and as such are recorded as the prepaid expenses account as incurred.

As of March 31, 2021 and December 31, 2020, the available barter credit balances were $22,620 and $22,396, respectively.

As of both March 31, 2021 and December 31, 2020, this account also includes prepaid expense for legal expenses amounting to $5,000.

NOTE 5: RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception. The balances due under this arrangement were $481,702 and $420,702 as of March 31, 2021 and December 31, 2020, respectively. This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards. The balances due under this arrangement as of March 31, 2021 and December 31, 2020 were $4,665 and $8,584, respectively.

NOTE 6: BRIDGE LOAN FROM AFFILIATES

As of March 31, 2021 and December 31, 2020, the Company has received advances totaling $1,797,666 and $1,728,166, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

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

As of March 31, 2021 and December 31, 2020, the Company had 4,618,250 and 4,618,250 shares of its Common Stock issued and outstanding, 635,000 and 635,000 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 and 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 and 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding, all respectively.

Description of Preferred Stock:

Series A Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company has 635,000 and 635,000, respectively, shares of Preferred Stock designated as Series A Preferred Stock with the following characteristics:

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

•

In case of any consolidation, merger of the Company, or a change of control of the Company’s Board, the holders are entitled, without any further action required or permission by the Board, to exercise their conversions rights. In the case of any consolidation, merger of the Company, the Board shall mail to each holder of Series A Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Stock into shares of common stock pursuant to this paragraph and thereafter receive the number of shares of common stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of common stock of the Company deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 8.1(a) hereof; provided however that the Series A Stock shall not be subject to or affected as to the number of conversion shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

Series D Preferred Stock

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

Stock Options

As a result of the Reverse Merger the Company has outstanding the following stock options as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price

Outstanding - beginning of year	-	-	620,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(620,000)	$0.23
Outstanding - end of year	-		-

Exercisable and vested - end of year	-		-

Weighted average remaining term	-		-

Average intrinsic value	$-		$-

NOTE 8: COMMITMENT AND CONTINGENCIES

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021 up through the date of the these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020

On December 21, 2020, the Company entered into a share purchase agreement with the sole shareholder and owner of Westech Security and Investigations, Inc. (“Westech”). Pursuant to the terms of the share purchase agreement, the sole shareholder of Westech will sell all her shares to the Company in exchange for approximately 66% of the Company’s issued and outstanding shares of common stock (the “Sale”), to become effective at such time as the articles of merger have been filed. The remaining 34% of the Company’s issued and outstanding shares of common Stock shall consist of presently issued and outstanding shares of common Stock of the Company and the following to be issued in the form of Company’s Series E Preferred Stock, convertible into one share of Company’s common Stock, and shall consist of: (i) an exchange of all outstanding preferred stock of the Company, (ii) an exchange of all outstanding loans to the Company which shall either be satisfied or shall convert to Series E Preferred Stock immediately following the closing of the sale so that there are no outstanding loans to the Company at closing of the sale, (iii) a bridge loan of $500,000 previously made to Westech, which shall convert to Series E Preferred Stock immediately following the closing of the sale and (iv) an investment of $750,000 into the Company at closing of the sale. In connection with the additional $1,250,000, the Company shall issue 1,250,000 shares of Series E Preferred Stock. Furthermore, subject to the approval of Company’s shareholder and subject to discretion of the Board of Directors of the Company, the Company will change its name to “Westech Security and Investigation, Inc”, increase the number of shares of authorized preferred stock so it has sufficient amount of preferred stock to undertake the transactions contemplated by the sale; and undertake a 1-for-187 reverse stock split of its shares of common stock. Subsequent to the period ended March 31, 2021, the Company is still in the process of completing this merger transaction.

On April 7, 2021, the Board of Directors of the Company approved the amendment of articles of incorporation to change the name to “Westech Security and Investigation, Inc., increase the number of authorized shares to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock and effect a reverse stock split of the issued and outstanding common stock at a range of 1-for-200 to 1-for-250. The amendment will be effective upon filing of such amendment to the articles of incorporation with the Secretary of State of Nevada.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from historical results or our predictions. The terms “GWSN,” “we,” “us,” “our,” and the “Company” refer to Gulf West Security Network, Inc., a Nevada corporation, except where the context requires otherwise. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

The Merger was intended to constitute a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended.  In accordance with the accounting treatment for a “reverse merger”, the Company’s historical financial statements prior to the Merger have been replaced with the historical financial statements of LJR prior to the Merger. The financial statements after completion of the Merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the Merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

On September 19, 2018, the Company amended and restated its articles of incorporation of the Company in order to change the Company’s name to “Gulf West Security Network, Inc.”  The Company also amended and restated its bylaws to reflect the name change.

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

Results of Operations

Three months ended March 31, 2021 and 2020

We had revenue of $2,541 for the three months ended March 31, 2021, as compared to $2,699 for the three months ended March 31, 2020, a decrease of $158.

Cost of Revenue

Cost of revenue sold for the three months ended March 31, 2021 was $986, as compared to $1,124 for the three months ended March 31, 2020, a decrease of $138.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2021 were $110,674, a decrease of $11,994, or 9.8%, compared to $122,668 for the three months ended March 31, 2020. General and administrative expenses decreased mainly due to timing of legal expenses, wages, office expenses, insurance, audit and accounting expenses associated with our operations as a public company.

Sales and marketing

Our sales and marketing expenses for the three months ended March 31, 2021 were $0, compared to $26 for the three months ended March 31, 2020. The decrease in sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Loss from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded loss of $26,667 primarily due to a change in the fair value of a derivative liability for the three months ended March 31, 2021.

Net loss

As a result of the foregoing, for the three months ended March 31, 2021, we recorded a net loss of $138,583 compared to a net loss of $91,808 for the three months ended March 31, 2020.

Liquidity and Capital Resources

At March 31, 2021, the Company had $17,757 cash. The Company had a net loss from continuing operations of $119,916 for the three months ended March 31, 2021, and an accumulated deficit of $3,218,443, and a working capital deficit of $2,855,981 at March 31, 2021. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has limited commercial experience and has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the three months ended March 31, 2021, have been prepared assuming the Company will continue as a going concern.

We do not believe that we have enough cash on hand to operate of business during the next 12 months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products. To date, the Company has financed its operation primarily from advances from its affiliates. As of March 31, 2021 and December 31, 2020, the Company has received advances totaling $1,797,666 and $1,728,166, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties. We do not have verbal or formal contracts with our affiliates obligating them to loan funds to us.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations. We currently do not have any agreements or arrangements in place for any future financing.

Operating Activities

During the three months ended March 31, 2021, we used $55,126 of cash in operating activities primarily as a result of our loss of $138,583 from operations, offset by net changes in working capital items of operating assets and liabilities of $56,790.

During the three months ended March 31, 2020, we used $950 of cash in operating activities primarily as a result of our net loss of $91,808 and net changes in operating assets and liabilities of $56,329.

Financing Activities

During the three months ended March 31, 2021, financing activities provided $69,500 in proceeds from a bridge loan and $3,919 in payment of advances from a related party.

During the three months ended March 31, 2020, financing activities provided $50,500 in proceeds from a bridge loan and $6,651 in payment of advances from a related party.

Off-Balance Sheet Transactions

At March 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1 *	Rule 13a14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 *	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer
32.2 *	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document

* Filed herewith

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK INC.

Date: May 14, 2021	By:	/s/ Louis J. Resweber
Louis J. Resweber
President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

