Form 10-Q
period 2021-06-30
Gulf West Security Network, Inc.
filed 2021-08-19
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of August 15, 2021, there were 4,618,250 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2021

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gulf West Security Network, Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements (Unaudited)

June 30, 2021

3

Gulf West Security Network, Inc.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS As of June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$4,589	$4,505
Accounts receivable	4,908	2,478
Prepaid expenses	27,252	27,396
Total Current Assets	36,749	34,379

Total assets	$36,749	$34,379

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$112,379	$112,235
Accounts payable - related party	9,992	8,584
Accrued wages - related party	536,294	420,702
Unearned revenue	-	400
Bridge loan from affiliates	1,818,666	1,728,166
Liabilities of discontinued operations	481,845	481,690
Total Liabilities	2,959,176	2,751,777

Deficiency in Stockholders’ equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A, 635,000 and 635,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	635	635
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,618,250 and 4,618,250 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4,618	4,618
Stock payable	200,000	200,000
Additional paid in capital	157,208	157,208
Accumulated deficit	(3,284,889)	(3,079,860)
Total deficiency in stockholders’ equity	(2,922,427)	(2,717,398)

Total liabilities and deficiency in stockholders’ equity	$36,749	$34,379

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the six months ended June 30, 2021 and 2020

	3 Months Ended		6 Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue
Monitoring and related services	$2,757	$2,228	$5,298	$4,927
Product sales and installation	-	1,260	-	1,260
Total Revenue	2,757	3,488	5,298	6,187

Cost of Revenue	1,026	1,038	2,012	2,162

Gross Profit	1,731	2,450	3,286	4,025

Operating Expenses
General and administrative	97,487	200,770	208,161	323,439
Sales and marketing	-	-	-	26
Total Operating Expenses	97,487	200,770	208,161	323,465

Other Income/(Expense)
Interest expense	(2,854)	(6,039)	(5,651)	(9,109)
Total Other Income/(Expense)	(2,854)	(6,039)	(5,651)	(9,109)

Operating Loss	(98,610)	(204,359)	(210,526)	(328,549)

Loss from continuing operations before provision for income taxes	(98,610)	(204,359)	(210,526)	(328,549)

Provision for Income Taxes	-	-	-	-

Loss from continuing operations	(98,610)	(204,359)	(210,526)	(328,549)

Income (loss) from discontinued operations	32,164	(133,123)	5,497	(100,741)

Net Loss	$(66,446)	$(337,482)	$(205,029)	$(429,290)

Basic and diluted net loss per common share, continuing operations	$(0.02)	$(0.05)	$(0.05)	$(0.07)
Basic and diluted net loss per common share, discontinued operations	$0.01	$(0.03)	$0.00	$(0.02)
Weighted average shares outstanding	4,618,250	4,518,250	4,618,250	4,518,250

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the six months ended June 30, 2021 and 2020

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock			Additional		Total Deficiency in
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Stock Payable	Paid-In Capital	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$-	$177,210	$(2,288,000)	$(2,105,528)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(91,808)	(91,808)
Balance at March 31, 2020	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	-	177,210	(2,379,808)	(2,197,336)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(337,482)	(337,482)
Balance at June 30, 2020	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	-	177,210	(2,717,290)	(2,534,818)
Redemption of preferred stock and issuance of common stock	(107,500)	(108)	-	-	-	-	-	-	100,000	100	-	(20,002)	-	(20,010)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(254,792)	(254,792)
Balance at September 30, 2020	635,000	635	-	-	1	-	1,000	1	4,618,250	4,618	-	157,208	(2,972,082)	(2,809,620)
Settlement of liabilities of discontinued operations	-	-	-	-	-	-	-	-	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(107,778)	(107,778)
Balance at December 31, 2020	635,000	635	-	-	1	-	1,000	1	4,618,250	4,618	200,000	157,208	(3,079,860)	(2,717,398)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(138,583)	(138,583)
Balance at March 31, 2021	635,000	635	-	-	1	-	1,000	1	4,618,250	4,618	200,000	157,208	(3,218,443)	(2,855,981)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(66,446)	(66,446)
Balance at June 30, 2021	635,000	$635	-	$-	1	$-	1,000	$1	4,618,250	$4,618	$200,000	$157,208	$(3,284,889)	$(2,922,427)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the six months ended June 30, 2021 and 2020

	6 Months Ended
	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities
Net Loss	$(205,029)	$(429,290)
Adjustments to reconcile net loss to net cash used in operating activities
Net income from discontinued operations	(5,497)	(100,741)
Bad debts	-	2,147
Changes in operating assets and liabilities:
Accounts receivable	(2,430)	(1,131)
Prepaid expenses	144	(1,179)
Accounts payable and accrued liabilities	144	725
Accrued wages - related party	115,592	88,174
Unearned revenue	(400)	-
Net cash used in operating activities – continuing operations	(97,476)	(441,295)
Net cash used in operating activities – discontinued operations	5,652	209,646

Cash Flows From Financing Activities
Advances from related party, net	1,408	14,128
Proceeds from bridge loan from affiliates	90,500	210,500
Cash provided by financing activities	91,908	224,628

Net Change In Cash	84	(7,021)

Cash at Beginning of Year	4,505	10,045
Cash at End of Year	$4,589	$3,024

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

NOTE 1: NATURE OF THE BUSINESS

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

Restatement of Articles of Incorporation

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

Reclassifications

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

Barter Transactions

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

	Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3
As of June 30, 2021
Derivative liabilities, debt and equity instruments	$232,898	—	—	$232,898
As of December 31, 2020
Derivative liabilities, debt and equity instruments	$238,395	—	—	$238,395

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2021 and for the year ended December 31, 2020 were as follows:

Balance, December 31, 2019	$72,904
Changes in fair value of derivative	165,491
Balance, December 31, 2020	$238,395
Change in fair value of derivative	(5,497)
Balance, June 30, 2021	$232,898

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $210,526 for the six months ended June 30, 2021, and an accumulated deficit of $3,284,889, and a working capital deficit of $2,992,427 at June 30, 2021. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the six months ended June 30, 2021, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at fair value. The fair values of assets acquired and liabilities assumed are as follows:

	August 9, 2018	December 31, 2020	June 30, 2021
Security deposit	$4,871	$-	$-
Goodwill	612,771	-	-
Accrued expenses	(125,647)	-	-
Accrued interest	(49,261)	(33,221)	(38,873)
Notes payable	(117,500)	-	-
Convertible notes	(138,500)	(138,500)	(138,500)
Derivative liability	(172,532)	(238,395)	(232,898)
Liabilities of discontinued operations	-	(71,574)	(71,574)
Total identified net assets (liabilities)	$14,202	$(481,690)	$(481,845)

As a result of the Reverse Merger, we acquired $603,440 liabilities of the former operations of NuLife Sciences, Inc., which have been discontinued. As of June 30, 2021, these liabilities amounted to $481,845. We are evaluating the means to relieve the Company of these liabilities. The assets and liabilities described below have been classified as discontinued operations in the condensed consolidated financial statements.

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

In 2020, the Company settled the notes payable of $99,500 and accrued interest of $60,493 for $92,500 and 200,000 shares of preferred stock valued at $200,000, which not yet issued and presented as stock payable in consolidated balance sheet as of June 30, 2021 and December 31, 2020.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

June 30, 2021
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

As of June 30, 2021 and December 31, 2020, convertible notes had total outstanding principal of $138,500 and $138,500 and accrued interest of $38,873 and $33,221, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Derivative Liability

As of June 30, 2021 and December 31, 2020, the derivative liabilities were valued at $232,898 and $238,395, respectively, related to convertible notes [A to D above]. This derivative liability has been incorporated into liabilities from discontinued operations.

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	June 30, 2021	December 31, 2020
(1) dividend yield of	0%;	0%;
(2) expected volatility of	292%;	315%;
(3) risk-free interest rate of	0.05%;	0.09%;
(4) expected life of	0.33 year;	0.33 year;
(5) fair value of the Company’s common stock of	$0.10 per share.	$0.06 per share.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

NOTE 4: PREPAID EXPENSES

The Company has available to its credit through certain trade organizations as a result of barter transactions for services. These amounts are available for use with certain vendors and establishments who are part of the same trade organization. These balances do not represent cash available to the Company, and as such are recorded as the prepaid expenses account as incurred.

As of June 30, 2021 and December 31, 2020, the available barter credit balances were $22,252 and $22,396, respectively.

As of both June 30, 2021 and December 31, 2020, this account also includes prepaid expense for legal expenses amounting to $5,000.

NOTE 5: RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception. The balances due under this arrangement were $536,294 and $420,702 as of June 30, 2021 and December 31, 2020, respectively. This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards. The balances due under this arrangement as of June 30, 2021 and December 31, 2020 were $9,992 and $8,584, respectively.

NOTE 6: BRIDGE LOAN FROM AFFILIATES

As of June 30, 2021 and December 31, 2020, the Company has received advances totaling $1,818,666 and $1,728,166, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

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

As of June 30, 2021 and December 31, 2020, the Company had 4,618,250 and 4,618,250 shares of its Common Stock issued and outstanding, 635,000 and 635,000 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 and 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 and 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding, all respectively.

Description of Preferred Stock:

Series A Preferred Stock

As of June 30, 2021 and December 31, 2020, the Company has 635,000 and 635,000, respectively, shares of Preferred Stock designated as Series A Preferred Stock with the following characteristics:

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

•

In case of any consolidation, merger of the Company, or a change of control of the Company’s Board, the holders are entitled, without any further action required or permission by the Board, to exercise their conversions rights. In the case of any consolidation, merger of the Company, the Board shall mail to each holder of Series A Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Stock into shares of common stock pursuant to this paragraph and thereafter receive the number of shares of common stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of common stock of the Company deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to Section 8.1(a) hereof; provided however that the Series A Stock shall not be subject to or affected as to the number of conversion shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

Series D Preferred Stock

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

Stock Options

As a result of the Reverse Merger the Company has outstanding the following stock options as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price

Outstanding - beginning of year	-	-	620,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(620,000)	$0.23
Outstanding - end of year	-		-

Exercisable and vested - end of year	-		-

Weighted average remaining term	-		-

Average intrinsic value	$-		$-

NOTE 8: COMMITMENT AND CONTINGENCIES

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 9: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021 up through the date of the these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020

On December 21, 2020, the Company entered into a share purchase agreement with the sole shareholder and owner of Westech Security and Investigations, Inc. (“Westech”). Pursuant to the terms of the share purchase agreement, the sole shareholder of Westech will sell all her shares to the Company in exchange for approximately 66% of the Company’s issued and outstanding shares of common stock (the “Sale”), to become effective at such time as the articles of merger have been filed. The remaining 34% of the Company’s issued and outstanding shares of common Stock shall consist of presently issued and outstanding shares of common Stock of the Company and the following to be issued in the form of Company’s Series E Preferred Stock, convertible into one share of Company’s common Stock, and shall consist of: (i) an exchange of all outstanding preferred stock of the Company, (ii) an exchange of all outstanding loans to the Company which shall either be satisfied or shall convert to Series E Preferred Stock immediately following the closing of the sale so that there are no outstanding loans to the Company at closing of the sale, (iii) a bridge loan of $500,000 previously made to Westech, which shall convert to Series E Preferred Stock immediately following the closing of the sale and (iv) an investment of $750,000 into the Company at closing of the sale. In connection with the additional $1,250,000, the Company shall issue 1,250,000 shares of Series E Preferred Stock. Furthermore, subject to the approval of Company’s shareholder and subject to discretion of the Board of Directors of the Company, the Company will change its name to “Westech Security and Investigation, Inc”, increase the number of shares of authorized preferred stock so it has sufficient amount of preferred stock to undertake the transactions contemplated by the sale; and undertake a 1-for-187 reverse stock split of its shares of common stock. Subsequent to the period ended June 30, 2021, the Company is still in the process of completing this merger transaction.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain known and unknown risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. The terms “GWSN,” “we,” “us,” “our,” and the “Company” refer to Gulf West Security Network, Inc., a Nevada corporation, except where the context requires otherwise. The following discussion should be in conjunction with out condensed and consolidated financial statements and related notes thereto included elsewhere in this report.

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

On December 21, 2020, the Company entered into a share purchase agreement with the sole shareholder and owner of Westech Security and Investigations, Inc. (“Westech”). Pursuant to the terms of the share purchase agreement, the sole shareholder of Westech will sell all her shares to the Company in exchange for approximately 66% of the Company’s issued and outstanding shares of common stock (the “Sale”), to become effective at such time as the articles of merger have been filed. The remaining 34% of the Company’s issued and outstanding shares of common Stock shall consist of presently issued and outstanding shares of common Stock of the Company. Subsequent to the period ended June 30, 2021, the Company is still in the process of completing this merger transaction.

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

Results of Operations

Three months ended June 30, 2021 and 2020

We had revenue of $2,757 for the three months ended June 30, 2021, as compared to $3,488 for the three months ended June 30, 2020 a decrease of $732.

Cost of Revenue

Cost of revenue sold for the three months ended June 30, 2021 was $1,026, as compared to $1,038 for the three months ended June 30, 2020.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2021 were $97,487, a decrease of $103,283, or 51.4%, compared to $200,770 for the three months ended June 30, 2020. General and administrative expenses decreased mainly due to decrease in legal expenses from $75,000 in 2020 to minimal amount in 2021.

Sales and marketing

Our sales and marketing expenses are $0 for the three months ended June 30, 2021 and June 30, 2020. Minimal sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Loss from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded income of $32,163 primarily due to a change in the fair value of a derivative liability. This derivative liability is related to NuLife’s convertible notes assumed by the Company as a result of reverse merger and has been incorporated into liabilities from discontinued operations.

Net loss

As a result of the foregoing, for the three months ended June 30, 2021, we recorded a net loss of $66,446 compared to a net loss of $337,482 for the three months ended June 30, 2020.

Six months ended June 30, 2021 and 2020

We had revenue of $5,298 for the six months ended June 30, 2021, as compared to $6,187 for the six months ended June 30, 2020 a decrease of $889 or 14.4%. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the six months ended June 30, 2021 was $2,012, as compared to $2,162 for the six months ended June 30, 2020.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2021 were $208,161, a decrease of $115,278, or 35.6%, compared to $323,439 for the six months ended June 30, 2020. General and administrative expenses decreased mainly due to decrease in legal expenses from $75,000 in 2020 to minimal amount in 2021, decrease in audit expense from $42,645 to 19,425 and decrease in other general expenses such as insurance and payroll related benefits.

General and administrative expenses decreased mainly due to timing of legal expenses, wages, office expenses, insurance, audit and accounting expenses associated with the public company operations.

Sales and marketing

Our sales and marketing expenses were minimal for the six months ended June 30, 2021 and June 30, 2020. Minimal sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Loss from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded income of $5,497 primarily due to a change in the fair value of derivative liability. This derivative liability is related to NuLife’s convertible notes assumed by the Company as a result of reverse merger and has been incorporated into liabilities from discontinued operations.

Net loss

As a result of the foregoing, for the six months ended June 30, 2021, we recorded a net loss of $205,029 compared to a net loss of $429,290 for the six months ended June 30, 2020.

Liquidity and Capital Resources

At June 30, 2021, the Company had $4,589 cash. The Company has limited commercial experience and had a net loss from continuing operations of $210,526 for the six months ended June 30, 2021, and an accumulated deficit of $3,284,889, and a working capital deficit of $2,922,427 at June 30, 2021. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the six months ended June 30, 2021, have been prepared assuming the Company will continue as a going concern.

We do not believe that we have enough cash on hand to operate of business during the next 12 months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products. To date, the Company has financed its operation primarily from advances from its affiliates and we expect to finance the operations in the same way in the near future. As of June 30, 2021 and December 31, 2020, the Company has received advances totaling $1,818,666 and $1,728,166, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties. We do not have verbal or formal contracts with our affiliates obligating them to loan funds to us.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations. We currently do not have any agreements or arrangements in place for any future financing.

Operating Activities

During the six months ended June 30, 2021, we used $97,476 of cash in operating activities primarily as a result of our loss of $205,029 from operations, offset by net changes in working capital items of operating assets and liabilities of $113,050.

During the six months ended June 30, 2020, we used $441,295 of cash in operating activities primarily as a result of our loss of $429,290 from operations, offset by net changes in working capital items of operating assets and liabilities of $86,589.

Financing Activities

During the three months ended June 30, 2021, financing activities provided $90,500 in proceeds from a bridge loan and provided $1,408 in advances from related party.

During the six months ended June 30, 2020, financing activities provided $224,628 in proceeds from a bridge loan and advances from related party.

Off-Balance Sheet Transactions

At June 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 *	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer
32.2	Section 906 Certification of Principal Executive Officer/Principal Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document

* Filed herewith

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK INC.

Date: August 16, 2021	By:	/s/ Louis J. Resweber
Louis J. Resweber
President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

