Form 10-Q
period 2021-09-30
Gulf West Security Network, Inc.
filed 2021-11-12
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 10, 2021, there were 4,618,250 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

- 2 -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Gulf West Security Network, Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements (Unaudited)

September 30, 2021

- 3 -

Gulf West Security Network, Inc.

GULF WEST SECURITY NETWORK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$7,220	$4,505
Accounts receivable	5,512	2,478
Prepaid expenses	28,400	27,396
Total Current Assets	41,132	34,379

Total assets	$41,132	$34,379

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$115,378	$112,235
Accounts payable - related party	6,264	8,584
Accrued wages - related party	602,294	420,702
Unearned revenue	-	400
Bridge loan from affiliates	1,839,666	1,728,166
Liabilities of discontinued operations	521,850	481,690
Total Liabilities	3,085,452	2,751,777

Deficiency in Stockholders’ equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A, 635,000 and 635,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	635	635
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 475,000,000 shares authorized; 4,618,250 and 4,618,250 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4,618	4,618
Stock payable	200,000	200,000
Additional paid in capital	157,208	157,208
Accumulated deficit	(3,406,782)	(3,079,860)
Total deficiency in stockholders’ equity	(3,044,320)	(2,717,398)

Total liabilities and deficiency in stockholders’ equity	$41,132	$34,379

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three and nine months ended September 30, 2021 and 2020

	3 Months Ended		9 Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue
Monitoring and related services	$2,646	$2,831	$7,944	$7,758
Product sales and installation	-	-	-	1,260
Total Revenue	2,646	2,831	7,944	9,018

Cost of Revenue	969	1,077	2,981	3,239

Gross Profit	1,677	1,754	4,963	5,779

Operating Expenses
General and administrative	83,313	248,774	291,474	572,213
Sales and marketing	-	-	-	26
Total Operating Expenses	83,313	248,774	291,474	572,239

Other Income/(Expense)
Net gain on debt settlements	-	85,025	-	85,025
Interest expense	(3,162)	(5,781)	(8,813)	(14,890)
Loss on option dispute settlement	-	(30,000)	-	(30,000)
Total Other Income/(Expense)	(3,162)	49,244	(8,813)	40,135

Operating Loss	(84,798)	(197,776)	(295,324)	(526,325)

Loss from continuing operations before provision for income taxes	(84,798)	(197,776)	(295,324)	(526,325)

Provision for Income Taxes	-	-	-	-

Loss from continuing operations	(84,798)	(197,776)	(295,324)	(526,325)

Income (loss) from discontinued operations	(37,095)	(57,016)	(31,598)	(157,757)

Net Loss	$(121,893)	$(254,792)	$(326,922)	$(684,082)

Basic and diluted net loss per common share, continuing operations	$(0.02)	$(0.04)	$(0.06)	$(0.12)
Basic and diluted net loss per common share, discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted average shares outstanding	4,618,250	4,521,430	4,618,250	4,521,430

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the nine months ended September 30, 2021 and 2020

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock			Additional		Total Deficiency in
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Stock Payable	Paid-In Capital	Accumulated Deficit	Stockholders' Equity

Balance at December 31, 2019	742,500	$743	-	$-	1	$-	1,000	$1	4,518,250	$4,518	$-	$177,210	$(2,288,000)	$(2,105,528)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(91,808)	(91,808)
Balance at March 31, 2020	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	-	177,210	(2,379,808)	(2,197,336)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(337,482)	(337,482)
Balance at June 30, 2020	742,500	743	-	-	1	-	1,000	1	4,518,250	4,518	-	177,210	(2,717,290)	(2,534,818)
Redemption of preferred stock and issuance of common stock	(107,500)	(108)	-	-	-	-	-	-	100,000	100	-	(20,002)	-	(20,010)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(254,792)	(254,792)
Balance at September 30, 2020	635,000	635	-	-	1	-	1,000	1	4,618,250	4,618	-	157,208	(2,972,082)	(2,809,620)
Settlement of liabilities of discontinued operations	-	-	-	-	-	-	-	-	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(107,778)	(107,778)
Balance at December 31, 2020	635,000	635	-	-	1	-	1,000	1	4,618,250	4,618	200,000	157,208	(3,079,860)	(2,717,398)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(138,583)	(138,583)
Balance at March 31, 2021	635,000	635	-	-	1	-	1,000	1	4,618,250	4,618	200,000	157,208	(3,218,443)	(2,855,981)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(66,446)	(66,446)
Balance at June 30, 2021	635,000	635	-	-	1	-	1,000	1	4,618,250	4,618	200,000	157,208	(3,284,889)	(2,922,427)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(121,893)	(121,893)
Balance at September 30, 2021	635,000	$635	-	$-	1	$-	1,000	$1	4,618,250	$4,618	$200,000	$157,208	$(3,406,782)	$(3,044,320)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30, 2021 and 2020

	9 Months Ended
	September 30, 2021	September 30, 2020
Cash Flows From Operating Activities
Net Loss	$(326,922)	$(684,082)
Adjustments to reconcile net loss to net cash used in operating activities
Net income from discontinued operations	31,598	(157,757)
Bad debts	-	2,147
Net gain on debt settlements	-	(85,025)
Changes in operating assets and liabilities:
Accounts receivable	(3,034)	(1,879)
Prepaid expenses	(1,004)	(1,073)
Accounts payable and accrued liabilities	3,143	(25,422)
Accrued wages - related party	181,592	141,674
Unearned revenue	(400)	-
Net cash used in operating activities – continuing operations	(115,027)	(811,417)
Net cash used in operating activities – discontinued operations	8,562	329,120

Cash Flows From Financing Activities
Advances from related party, net	(2,320)	5,674
Proceeds from bridge loan from affiliates	111,500	492,725
Redemption of preferred stock	-	(20,010)
Cash provided by financing activities	109,180	478,389

Net Change In Cash	2,715	(3,908)

Cash at Beginning of Year	4,505	10,045
Cash at End of Period	$7,220	$6,137

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

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

Merger

On August 9, 2018, the Board of Directors of the Company through its wholly-owned subsidiary NuLife Acquisition Corp. (“NuLife Sub”) approved and executed an agreement of merger and plan of reorganization with LJR (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, NuLife Sub merged with and into LJR, with LJR being the surviving entity and becoming the wholly-owned subsidiary of the Company, and all one hundred (100) issued and outstanding shares of common stock of LJR, held by the sole stockholder of LJR (the “LJR Stockholder”) were exchanged into one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into fifty million two hundred thirty-three thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR Stockholder received one share of series C super-voting preferred stock of the Company which granted the holder 50.1% of the votes of the Company at all times.

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

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

Restatement of Articles of Incorporation

On September 19, 2018, the Company amended and restated its articles of incorporation providing for a change in the Company’s name to “Gulf West Security Network, Inc.” The Company’s authorized shares of common stock, preferred stock and the par value of the stock remained unchanged. The Company also amended and restated its bylaws to reflect the name change.

On September 20, 2018, the Board of Directors of the Company designated one (1) share of Series C Preferred Stock (the “Series C Stock”) and one thousand (1,000) shares of Series D Preferred Stock (the “Series D Stock”). The classes of Series C Stock and Series D Stock were created in anticipation of the closing of the merger, pursuant to the terms of the Merger Agreement.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”). In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Therefore, the interim unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3
As of September 30, 2021
Derivative liabilities, debt and equity instruments	$269,993	-	-	$269,993
As of December 31, 2020
Derivative liabilities, debt and equity instruments	$238,395	-	-	$238,395

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2021 and for the year ended December 31, 2020 were as follows:

Balance, December 31, 2019	$72,904
Changes in fair value of derivative	165,491
Balance, December 31, 2020	$238,395
Change in fair value of derivative	31,598
Balance, September 30, 2021	$269,993

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $295,324 for the nine months ended September 30, 2021, and an accumulated deficit of $3,406,782, and a working capital deficit of $3,044,320 at September 30, 2021. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2021, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

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

NOTE 3: ACQUIRED ASSETS AND ASSUMED LIABILITIES OF DISCONTINUED OPERATIONS

Assets Acquired and Liabilities Assumed through Reverse Merger

Pursuant to the terms of the Merger Agreement dated August 9, 2018, and in exchange for all one hundred (100) issued and outstanding shares of LJR Security Services, Inc., the LJR Stockholder received one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into fifty million two hundred thirty-three thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR Stockholder received one (1) share of series C super-voting preferred stock of the Company which granted the holder 50.1% of the votes of the Company at all times.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at fair value. The fair values of assets acquired and liabilities assumed are as follows:

	August 9, 2018	December 31, 2020	September 30, 2021
Security deposit	$4,871	$-	$-
Goodwill	612,771	-	-
Accrued expenses	(125,647)	-	-
Accrued interest	(49,261)	(33,221)	(41,784)
Notes payable	(117,500)	-	-
Convertible notes	(138,500)	(138,500)	(138,500)
Derivative liability	(172,532)	(238,395)	(269,993)
Liabilities of discontinued operations	-	(71,574)	(71,573)
Total identified net assets (liabilities)	$14,202	$(481,690)	$(521,850)

As a result of the Reverse Merger, we acquired $603,440 liabilities of the former operations of NuLife Sciences, Inc., which have been discontinued. As of September 30, 2021, these liabilities amounted to $521,850. We are evaluating the means to relieve the Company of these liabilities. The assets and liabilities described below have been classified as discontinued operations in the condensed consolidated financial statements.

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

In 2020, the Company settled the notes payable of $99,500 and accrued interest of $60,493 for $92,500 and 200,000 shares of preferred stock valued at $200,000, which not yet issued and presented as stock payable in consolidated balance sheet as of September 30, 2021 and December 31, 2020.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

September 30, 2021
(A) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and was due December 2019 (in default)	$5,000
(B) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share (in default)	50,000
(C) Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and was due September 2018 (in default)	63,500
(D) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.30 per share and was due October 13, 2020	20,000
Total convertible debt	$138,500

A.	Originally issued in 2017, outstanding principal of $5,000, and accrued interest of $715.

B.	Hayden note was issued on August 23, 2017, outstanding principal of $50,000, and accrued interest of $4,538.

C.	Current holder acquired the note in May 2018. Current outstanding principal of $63,500, and accrued interest of $4,295.

D.	Escala note was issued October 13, 2017, outstanding principal of $20,000, and accrued interest of $1,530.

As of September 30, 2021 and December 31, 2020, convertible notes had total outstanding principal of $138,500 and $138,500 and accrued interest of $38,873 and $41,784, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Derivative Liability

As of September 30, 2021 and December 31, 2020, the derivative liabilities were valued at $269,899 and $238,395, respectively, related to convertible notes [A to D above]. This derivative liability has been incorporated into liabilities from discontinued operations.

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	September 30, 2021	December 31, 2020
(1) dividend yield of	0%;	0%;
(2) expected volatility of	472%;	315%;
(3) risk-free interest rate of	0.04%;	0.09%;
(4) expected life of	0.33 year;	0.33 year;
(5) fair value of the Company’s common stock of	$0.10 per share.	$0.06 per share.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

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

As of September 30, 2021 and December 31, 2020, the available barter credit balances were $23,400 and $22,396, respectively.

As of both September 30, 2021 and December 31, 2020, this account also includes prepaid expense for legal expenses amounting to $5,000.

NOTE 5: RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception. The balances due under this arrangement were $602,294 and $420,702 as of September 30, 2021 and December 31, 2020, respectively. This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards. The balances due under this arrangement as of September 30, 2021 and December 31, 2020 were $6,264 and $8,584, respectively.

NOTE 6: BRIDGE LOAN FROM AFFILIATES

As of September 30, 2021 and December 31, 2020, the Company has received advances totaling $1,839,666 and $1,728,166, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties.

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

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

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

As of September 30, 2021 and December 31, 2020, the Company had 4,618,250 and 4,618,250 shares of its Common Stock issued and outstanding, 635,000 and 635,000 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 and 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 and 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding, all respectively.

Description of Preferred Stock:

Series A Preferred Stock

As of September 30, 2021 and December 31, 2020, the Company has 635,000 and 635,000, respectively, shares of Preferred Stock designated as Series A Preferred Stock with the following characteristics:

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

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

•

In case of any consolidation, merger of the Company, or a change of control of the Company’s Board, the holders are entitled, without any further action required or permission by the Board, to exercise their conversions rights. In the case of any consolidation, merger of the Company, the Board shall mail to each holder of Series A Stock at least thirty (30) days prior to the consummation of such event, a notice thereof and each such holder shall have the option to either (i) convert such holder’s shares of Series A Stock into shares of common stock pursuant to this paragraph and thereafter receive the number of shares of common stock or other securities or property, or cash, as the case may be, to which a holder of the number of shares of common stock of the Company deliverable upon conversion of such Series A Stock would have been entitled upon conversion immediately preceding such consolidation, merger or conveyance, or (ii) exercise such holder’s rights pursuant to the liquidation distribution provisions set forth in Section 8.1(a) of the Company’s Certificate of Designation of the Rights, Privileges, Preferences and Restrictions of Series A Convertible Preferred Stock; provided however that the Series A Stock shall not be subject to or affected as to the number of conversion shares or the redemption or liquidation price by reason of any reverse stock split affected prior or as a result of any reorganization.

•	In the event of a liquidation, the holders of shares of the Series A Stock shall be entitled to receive, prior to the holders of the other series of preferred stock and prior and in preference to any distribution of the assets or surplus funds of the Company to the holders of any other shares of stock of the Company by reason of their ownership of such stock, an amount equal to five dollars ($5.00) per share with respect to each share of Series A Stock owned as of the date of Liquidation, plus all declared but unpaid dividends with respect to such shares, and thereafter they shall share in the net Liquidation proceeds on an “as converted basis” on the same basis as the holders of the common stock.

•	The holders of each share of Series A Stock shall have that number of votes as determined by multiplying the number of issued and outstanding shares of the Company’s common Stock together with all other derivative securities issued by the Company and outstanding as of the date of conversion, whether or not then convertible or exchangeable, entitled to vote on matters submitted to the shareholders, by .000001, then multiplying that number of shares of Series A Stock to be converted.

•	The Corporation shall have the option to redeem all of the outstanding shares of Series A Stock at any time on an “all or nothing” basis, unless otherwise mutually agreed in writing between the Corporation and the holders of shares of Series A Stock holding at least 51% of such Series A Stock, beginning ten (10) business days following notice by the Company, at a redemption price the higher of (a) five dollars ($5.00) per share, or (b) fifty percent (50%) of the trailing average highest closing bid price of the Company’s common stock as quoted on www.OTCMarkets.com or the Company’s primary listing exchange on the date of notice of redemption, unless otherwise modified by mutual written consent between the Company and the holders of the Series A Stock (the “Conversion Price”). Redemption payments shall only be made in cash within ninety (90) days of notice by the Company to redeem.

•	The shares of Series A Stock acquired by the Company by reason of conversion or otherwise can be reissued, but only as an amended class, not as shares of Series A Stock.

Series C Preferred Stock

•	The Company has 1 share of Preferred Stock designated as Series C Preferred Stock. Although the Series C Preferred Stock carries no dividend, distribution, liquidation or conversion rights, each share of Series C Preferred Stock grants the holder 50.1% of the total votes of all classes of capital stock of the Company and are able to vote together with the common stockholders on all matters. Consequently, the holder of the Company’s Series C Preferred Stock is able to unilaterally control the election of its board of directors and, ultimately, the direction of the Company.

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

Series D Preferred Stock

•	The Company has 1,000 shares of Preferred Stock designated as Series D Preferred Stock. Although the Series D Preferred Stock have no voting rights, shares of Series D Preferred Stock in the aggregate are convertible into fifty million two hundred thirty-three thousand five hundred forty-one (50,239,541) shares of common stock of the Company. Additionally, the Series D Preferred Stock has pari passu dividend, distribution and liquidation rights with the common stock.

Stock Options

As a result of the Reverse Merger the Company has outstanding the following stock options as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price

Outstanding - beginning of year	-	-	620,000	$0.23
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(620,000)	$0.23
Outstanding - end of year	-		-

Exercisable and vested - end of year	-		-

Weighted average remaining term	-		-

Average intrinsic value	$-		$-

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

GULF WEST SECURITY NETWORK, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020

NOTE 9: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021 up through the date of the these condensed consolidated financial statements.

No material events or transactions have occurred during the subsequent event reporting period that required recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Gulf West Security Network, Inc. f/k/a NuLife Sciences, Inc., a Nevada corporation (“GWSN,” “we,” “us,” “our,” and the “Company”) and its wholly-owned subsidiaries financial condition and results of operations includes information with respect to our plans and strategies for our business and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes (“Interim Financial Statements”) included herein, and our consolidated financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Business Overview

GWSN and its wholly-owned subsidiaries are principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States.

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

Reverse Merger

On August 9, 2018, the Board of Directors of the Company through its wholly-owned subsidiary NuLife Acquisition Corp., a Louisiana corporation (“NuLife Sub”), approved and executed an agreement of merger and plan of reorganization with LJR (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, NuLife Sub merged with and into LJR, with LJR being the surviving entity and becoming a wholly-owned subsidiary of the Company, and all one hundred (100) issued and outstanding shares of common stock of LJR held by the sole stockholder of LJR (“LJR Stockholder”) were exchanged into one thousand (1,000) shares of series D senior convertible preferred stock, par value $0.001 per share (the “Series D Preferred Stock”), of the Company, convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock of the Company (the “Merger”). In addition, the LJR Stockholder received one share of series C super-voting preferred stock of the Company which granted the holder 50.1% of the votes of the Company at all times. The closing of the Merger, pursuant to the terms and conditions of the Merger Agreement, occurred on October 5, 2018, at which time LJR became a wholly-owned subsidiary of the Company.

The Merger constituted a tax-free reorganization within the meaning of Section 368 of the United States Internal Revenue Code of 1986, as amended. In accordance with the accounting treatment for a “reverse merger”, the Company’s historical financial statements prior to the Merger were replaced with the historical financial statements of LJR prior to the Merger. The financial statements after completion of the Merger include the assets, liabilities, and results of operations of the combined company from and after the closing date of the Merger, with only certain aspects of pre-consummation stockholders’ equity remaining in the consolidated financial statements.

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

Acquisition Agreement and Related Matters

On December 21, 2020, the Company entered into a share purchase agreement with the sole shareholder and owner of Westech Security and Investigations, Inc. (“Westech”). Pursuant to the terms of the share purchase agreement, the sole shareholder of Westech will sell all her shares to the Company in exchange for approximately 66% of the Company’s issued and outstanding shares of common stock (the “Sale”), to become effective at such time as the articles of merger have been filed. The remaining 34% of the Company’s issued and outstanding shares of common Stock shall consist of presently issued and outstanding shares of common Stock of the Company and the following to be issued in the form of Company’s Series E Preferred Stock, convertible into one share of Company’s common Stock, and shall consist of: (i) an exchange of all outstanding preferred stock of the Company, (ii) an exchange of all outstanding loans to the Company which shall either be satisfied or shall convert to Series E Preferred Stock immediately following the closing of the sale so that there are no outstanding loans to the Company at closing of the sale, (iii) a bridge loan of $500,000 previously made to Westech, which shall convert to Series E Preferred Stock immediately following the closing of the sale and (iv) an investment of $750,000 into the Company at closing of the sale. In connection with the additional $1,250,000, the Company shall issue 1,250,000 shares of Series E Preferred Stock. Furthermore, subject to the approval of Company’s shareholder and subject to discretion of the Board of Directors of the Company, the Company will change its name to “Westech Security and Investigation, Inc”, increase the number of shares of authorized preferred stock so it has sufficient amount of preferred stock to undertake the transactions contemplated by the sale; and undertake a 1-for-187 reverse stock split of its shares of common stock. Subsequent to the period ended September 30, 2021, the Company is still in the process of completing this merger transaction.

On April 7, 2021, the Board of Directors of the Company approved the amendment of articles of incorporation to change the name to “Westech Security and Investigation, Inc., increase the number of authorized shares to 500,000,000 shares of common stock and 50,000,000 shares of preferred stock and effect a reverse stock split of the issued and outstanding common stock at a range of 1-for-200 to 1-for-250. These amendments were also approved by the written consent of the holder of the one share of Series C Preferred Stock based on a vote of 50.1% of the outstanding voting stock of the Company. The amendment will be effective upon filing of such amendment to the articles of incorporation with the Secretary of State of Nevada.

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

Results of Operations

Three months ended September 30, 2021 and 2020

Total Revenue

We had revenue of $2,647 for the three months ended September 30, 2021, as compared to $2,831 for the three months ended September 30, 2020, a decrease of $184 or 6.5%. This decrease in revenue was due to a reduction in revenue from monitoring and related services between the two periods.

Cost of Revenue

Cost of revenue sold for the three months ended September 30, 2021 was $969, as compared to $1,077 for the three months ended September 30, 2020, a decrease of $108 or 10%. This decrease in cost of revenue was a result of several cost-cutting measures put into place by management during the current fiscal year.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2021 were $83,316, a decrease of $165,458, or 66.5%, compared to $248,774 for the three months ended September 30, 2020. General and administrative expenses decreased mainly due to a decrease in legal expenses from $148,158 in 2020 to a minimal amount in 2021, as well as slight decreases in in other general and administrative expenses as a result of several cost-cutting measures put into place by management during the current fiscal year.

Sales and marketing

Our sales and marketing expenses for the three months ended September 30, 2021 were $0, compared to $0 for the three months ended September 30, 2020. Minimal sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Loss from discontinued operations

Subsequent to the Merger, the Company terminated and discontinued all of its operations conducted prior to the Merger (the “NuLife Business”) and continued operations of the acquired business. As a result, we recorded a loss of $37,093, during the three months ended September 30, 2021, compared to a loss of $57,016, during the three months ended September 30, 2020, primarily due to a change in the fair value of a derivative liability.

Net loss

As a result of the foregoing, for the three months ended September 30, 2021, we recorded a net loss of $121,893 compared to a net loss of $254,792 for the three months ended September 30, 2020, a decrease of $132,899 or 52.2%. This decrease in net loss was primarily a result of the decrease in total revenue, along with the significant decrease in legal expenses, mentioned above, as well as all of the Company’s other cost-cutting measures.

Nine months ended September 30, 2021 and 2020

Total Revenue

We had revenue of $7,944 for the nine months ended September 30, 2021, as compared to $9,018 for the nine months ended September 30, 2020 a decrease of $1,074 or 11.9%. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the nine months ended September 30, 2021 was $2,981, as compared to $3,239 for the nine months ended September 30, 2020, a decrease of $258 or 8%. This decrease in cost of revenue was a result of several cost-cutting measures put into place by management during the current fiscal year.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2021 were $291,474, a decrease of $280,739, or 49.1%, compared to $572,213 for the nine months ended September 30, 2020. General and administrative expenses decreased mainly due to decrease in legal expenses from $223,158 in 2020 to a minimal amount in 2021, as well as decreases in other general and administrative expenses as a result of several cost-cutting measures put into place by management during the current fiscal year.

Sales and marketing

Our sales and marketing expenses for the nine months ended September 30, 2021 were $0, compared to $26 for the nine months ended September 30, 2020. Minimal sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Loss from discontinued operations

Subsequent to the Merger, the Company terminated and discontinued all of its operations related to its NuLife Business and continued operations of the acquired business. As a result, we recorded a loss of $31,598, during the nine months ended September 30, 2021, compared to a loss of $157,757, during the nine months ended September 30, 2020, primarily due to a change in the fair value of a derivative liability.

Net loss

As a result of the foregoing, for the nine months ended September 30, 2021, we recorded a net loss of $326,922 compared to a net loss of $684,082 for the nine months ended September 30, 2020, a decrease of $357,160 or 52.2%. This decrease in net loss was primarily a result of the decrease in total revenue, along with the significant decrease in legal expenses, mentioned above, as well as all of the Company’s other cost-cutting measures.

Liquidity and Capital Resources

At September 30, 2021, the Company had $7,220 cash. The Company has limited commercial experience and had a net loss from continuing operations of $295,324 for the nine months ended September 30, 2021, and an accumulated deficit of $3,406,782, and a working capital deficit of $3,044,320 at September 30, 2021. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the nine months ended September 30, 2021, have been prepared assuming the Company will continue as a going concern.

We do not believe that we have enough cash on hand to operate of business during the next 12 months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products. To date, the Company has financed its operation primarily from advances from its affiliates. As of September 30, 2021 and December 31, 2020, the Company has received advances totaling $1,839,666 and $1,728,166, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties. We do not have verbal or formal contracts with our affiliates obligating them to loan funds to us.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations. We currently do not have any agreements or arrangements in place for any future financing.

Operating Activities

During the nine months ended September 30, 2021, we used $115,027 of cash in operating activities primarily as a result of our loss of $326,922 from operations, offset by net changes in working capital items of operating assets and liabilities of $180,297.

During the nine months ended September 30, 2020, we used $811,417 of cash in operating activities primarily as a result of our loss of $684,082 from operations, offset by net changes in working capital items of operating assets and liabilities of $113,300.

Financing Activities

During the nine months ended September 30, 2021, financing activities provided $111,500 in proceeds from a bridge loan and used $2,320 in advances from related party.

During the nine months ended September 30, 2020, financing activities provided $492,725 in proceeds from a bridge loan, provided $5,674 advances from related party and used $20,010 in redemption of preferred stock.

Off-Balance Sheet Transactions

At September 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 *	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK INC.

Date: November 12, 2021	By:	s/ Louis J. Resweber
Louis J. Resweber
President (Principal Executive Officer) (Principal Financial and Accounting Officer)

