Form 10-K
period 2021-12-31
Gulf West Security Network, Inc.
filed 2022-04-05
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 1, 2022, there were 23,091 shares of our common stock, par value $0.001 per share, outstanding.

As of June 30, 2021, the Company had an aggregate market value of its common stock of $517,238.

GULF WEST SECURITY NETWORK, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words “believe,” “anticipate,” “expect,” “will,” “estimate,” “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved. Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The terms “GWSN,” “we,” “us,” “our,” and the “Company” refer to Gulf West Security Network, Inc.

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

Merger

On December 21, 2020, the Company entered into a share purchase agreement with the sole shareholder and owner of Westech Security and Investigations, Inc. (“Westech”).  Pursuant to the terms of the share purchase agreement, the sole shareholder of Westech will sell all her shares to the Company in exchange for approximately 66% of the Company’s issued and outstanding shares of common stock (the “Sale”), to become effective at such time as the articles of merger have been filed.  The remaining 34% of the Company’s issued and outstanding shares of common Stock shall consist of presently issued and outstanding shares of common Stock of the Company and the following to be issued in the form of Company’s Series E Preferred Stock, convertible into one share of Company’s common Stock, and shall consist of: (i) an exchange of all outstanding preferred stock of the Company, (ii) an exchange of all outstanding loans to the Company which shall either be satisfied or shall convert to Series E Preferred Stock immediately following the closing of the sale so that there are no outstanding loans to the Company at closing of the sale, (iii) a bridge loan of $500,000 previously made to Westech, which shall convert to Series E Preferred Stock immediately following the closing of the sale and (iv) an investment of $750,000 into the Company at closing of the sale.  In connection with the additional $1,250,000, the Company shall issue 1,250,000 shares of Series E Preferred Stock.  Furthermore, subject to the approval of Company’s shareholder and subject to discretion of the Board of Directors of the Company, the Company will change its name to “Westech Security and Investigation, Inc”, increase the number of shares of authorized preferred stock so it has sufficient amount of preferred stock to undertake the transactions contemplated by the sale; and undertake a 1-for-187 reverse stock split of its shares of common stock. Subsequent to the period ended December 31, 2021, the Company is still in the process of completing this merger transaction.

On August 9, 2018, the Board of Directors of the Company through its wholly-owned subsidiary NuLife Acquisition Corp. (“NuLife Sub”) approved and executed an agreement of merger and plan of reorganization (the “Merger Agreement”), to become effective at such time as the articles of merger have been filed with the Secretary of State of Louisiana (the “Effective Time”), and after the satisfaction or waiver by the parties thereto of the conditions set forth in Article VI of the Merger Agreement. Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR, LJR received one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into two hundred fifty one thousand one hundred ninety eight (251,198) shares of common stock of the Company. In addition, the LJR shareholder received one share of series C super-voting preferred stock of NuLife which granted the holder 50.1% of the votes of NuLife at all times.

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

Employees

As of December 31, 2021, we had two employees, one of whom is employed on a full-time basis.

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

Year Ended December 31, 2021	High	Low
Fourth quarter	$61.98	$27.30
Third quarter	$93.00	$22.40
Second quarter	$58.00	$18.00
First quarter	$92.00	$10.20

Year Ended December 31, 2020	High	Low
Fourth quarter	$20.98	$6.40
Third quarter	$20.00	$7.00
Second quarter	$70.00	$9.84
First quarter	$11.87	$9.84

On April 4, 2022, the closing sales price reported for our common stock was $30.00 per share and as of that date, we had approximately 43 holders of record of our common stock, and 23,091 shares outstanding.

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

Recent Sale of Unregistered Securities

During the year ended December 31, 2021, the Company issued bridge notes equal to approximately $147,270.  The Company used this amount for working capital.

Item 6. [RESERVED]

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

Recent Development

Reverse Stock Split

On March 29, 2022, the Company filed an amendment to its Amended and Restated Articles of Incorporation, effective as of 12:01 am on April 1, 2022, whereby each 200 currently outstanding share of the Common Stock shall be combined and converted into one (1) share of Common Stock (the “Reverse Stock Split”).  Following the Reverse Stock Split, the Company will have approximately 23,091 shares of Common Stock outstanding and an additional 499,976,909 shares of Common Stock available for issuance. In addition, the authorized shares of common stock were increased from 475,000,000 shares to 500,000,000 shares and the authorized shares of preferred stock were increased from 25,000,000 shares to 50,000,000 shares, of which 635,000 shares of Series A Preferred Stock, one (1) share of Series C Preferred Stock and 1,000 shares of Series D Preferred Stock are outstanding.

Results of Operations

Years ended December 31, 2021 and 2020

We had revenue of $9,980 for the year ended December 31, 2021, as compared to $11,690 for year ended December 31, 2020 a decrease of $1,710 or 15%. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (“RMR”) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the year ended December 31, 2021 was $3,641, as compared to $4,339 for the year ended December 31, 2020.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2021 were $385,474, a decrease of $288,465, or 14%, compared to $673,939 for the year ended December 30, 2020. General and administrative expenses decreased mainly due to decrease in legal expenses from $223,559 in 2020 to minimal amount in 2021.

Sales and marketing

Our sales and marketing expenses for the year ended December 31, 2021 were $0, compared to $26 for the year ended December 31, 2020. Minimal sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Income from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded an income of $99,775 primarily due to a change in the fair value of a derivative liability.

Net loss

As a result of the foregoing, for the year ended December 31, 2021, we recorded a net loss of $291,471 compared to a net loss of $791,860 for the year ended December 31, 2020.

Liquidity and Capital Resources

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $391,246 for the year ended December 31, 2021, and an accumulated deficit of $3,371,331, and a working capital deficit of $3,008,869 at December 31, 2021. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the year ended December 31, 2021, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

Operating Activities

During the year ended December 31, 2021, we used $147,367 of cash in operating activities primarily as a result of our loss of $291,471 from continuing operations, offset by net changes in working capital items of operating assets and liabilities of $144,104.

During the year ended December 31, 2020, we used $566,186 of cash in operating activities primarily as a result of our loss of $791,860 from continuing operations, offset by net changes in working capital items of operating assets and liabilities of $225,674.

Financing Activities

During the year ended December 31, 2021, financing activities provided $147,270 in proceeds from a bridge loan and used $1,767 in net payments to advances from related party.

During the year ended December 31, 2020, financing activities provided $656,116 in proceeds from a bridge loan, provided $5,019 in proceeds from advances from related party and used $20,010 in net payments to redemption of preferred stock.

Off-Balance Sheet Transactions

At December 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Gulf West Security Network, Inc.

A Nevada Corporation

Consolidated Financial Statements

December 31, 2021 and 2020

Gulf West Security Network, Inc.

12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Gulf West Security Network, Inc.,

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gulf West Security Network, Inc.. (The Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the two-year period then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from continuing and discontinued operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

As discussed in Note 3, the Company borrows funds through the use of convertible notes payable that contain a conversion price that may be fixed or fluctuates with the stock price.

Auditing management’s estimates of the fair value of the derivative liability involves significant judgements and estimates given the embedded conversion features of the notes.

To evaluate the appropriateness of the fluctuation of the conversion price, the embedded conversion feature requires bifurcation from the host contract and is recorded as a liability subject to market adjustments as of each reporting period. Significant judgment is exercised by the Company in determining derivative liability values for these convertible note agreements, including the use of a specialist engaged by management.

We evaluated management’s conclusions regarding their derivative liability and reviewed support for the significant inputs used in the valuation model, as well as assessing the model for reasonableness.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

April 5, 2022

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED BALANCE SHEETS As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$14,145	$4,505
Accounts receivable	5,442	2,478
Prepaid expenses	27,888	27,396
Total Current Assets	47,475	34,379

Total assets	$47,475	$34,379

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$112,377	$112,235
Accounts payable - related party	6,817	8,584
Accrued wages - related party	668,294	420,702
Unearned revenue	-	400
Bridge loan from affiliates	1,875,436	1,728,166
Liabilities of discontinued operations	393,420	481,690
Total Liabilities	3,056,344	2,751,777

Deficiency in Stockholders’ equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A, 635,000 shares issued and outstanding	635	635
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 500,000,000 shares authorized; 23,091 shares issued and outstanding	23	23
Stock payable	200,000	200,000
Additional paid in capital	161,803	161,803
Accumulated deficit	(3,371,331)	(3,079,860)
Total deficiency in stockholders’ equity	(3,008,869)	(2,717,398)

Total liabilities and deficiency in stockholders’ equity	$47,475	$34,379

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, 2021 and 2020

	2021	2020

Revenue
Monitoring and related services	$9,980	$10,430
Product sales and installation	-	1,260
Total Revenue	9,980	11,690

Cost of Revenue	3,641	4,339

Gross Profit	6,339	7,351

Operating Expenses
General and administrative	385,474	673,939
Sales and marketing	-	26
Total Operating Expenses	385,474	673,965

Other Income/(Expense)
Net gain on debt settlements	-	89,475
Interest expense	(12,111)	(19,230)
Loss on option dispute settlement	-	(30,000)
Total Other Income/(Expense)	(12,111)	40,245

Operating Loss	(391,246)	(626,369)

Loss from continuing operations before provision for income taxes	(391,246)	(626,369)

Provision for Income Taxes	-	-

Loss from continuing operations	(391,246)	(626,369)

Income (loss) from discontinued operations	(99,775)	(165,491)

Net Loss	$(291,471)	$(791,860)

Basic and diluted net loss per common share, continuing operations	$(0.08)	$(0.14)
Basic and diluted net loss per common share, discontinued operations	$0.02	$(0.04)
Weighted average shares outstanding	4,618,250	4,557,867

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY For the years ended December 31, 2021 and 2020

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock					Total Deficiency
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Stock Payable	Additional Paid-In Capital	Accumulated Deficit	in Stockholders’ Equity
Balance at January 1, 2020	742,500	$743	-	$-	1	$-	1,000	$1	22,591	$23	$-	$181,705	$(2,288,000)	$(2,105,528)
Redemption of preferred stock and issuance of common stock	(107,500)	(108)	-	-	-	-	-	-	500	1	-	(19,903)	-	(20,010)
Settlement of liabilities of discontinued operations	-	-	-	-	-	-	-	-	-	-	200,000	-	-	200,000
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(791,860)	(791,860)
Balance at December 31, 2020	635,000	635	-	-	1	-	1,000	1	23,091	4,618	200,000	157,208	(3,079,860)	(2,717,398)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(291,471)	(291,471)
Balance at December 31, 2021	635,000	$635	-	$-	1	$-	1,000	$1	23,091	$4,618	200,000	$157,208	$(3,371,331)	$(3,008,869)

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2021 and 2020

	2021	2020
Cash Flows From Operating Activities
Net Loss	$(291,471)	$(791,860)
Adjustments to reconcile net loss to net cash used in operating activities
Net income from discontinued operations	(99,775)	(165,491)
Net gain on debt settlements	-	(89,475)
Changes in operating assets and liabilities:
Accounts receivable	(2,964)	398
Prepaid expenses	(492)	(1,409)
Accounts payable and accrued liabilities	143	(51,353)
Accrued wages - related party	247,592	201,897
Unearned revenue	(400)	125
Net cash used in operating activities - continuing operations	(147,367)	(566,186)
Net cash used in operating activities - discontinued operations	11,504	(80,479)

Cash Flows From Financing Activities
Advances from related party, net	(1,767)	5,019
Proceeds from bridge loan from affiliates	147,270	656,116
Redemption of preferred stock	-	(20,010)
Cash provided by financing activities	145,503	641,125

Net Change In Cash	9,640	(5,540)

Cash at Beginning of Year	4,505	10,045
Cash at End of Year	$14,145	$4,505

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

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

Merger

On August 9, 2018, the Board of Directors of the Company through its wholly-owned subsidiary NuLife Acquisition Corp. (“NuLife Sub”) approved and executed an agreement of merger and plan of reorganization (the “Merger Agreement”), to become effective at such time as the articles of merger have been filed with the Secretary of State of Louisiana (the “Effective Time”), and after the satisfaction or waiver by the parties thereto of the conditions set forth in Article VI of the Merger Agreement. Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR Security Services, Inc. (“LJR”), LJR received one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into two hundred fifty one thousand one hundred ninety eight (251,198) shares of common stock of the Company. In addition, the LJR shareholder received one share of series C super-voting preferred stock of NuLife which granted the holder 50.1% of the votes of NuLife at all times.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of December 31, 2021 and 2020, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

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

	Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3
As of December 31, 2021
Derivative liabilities, debt and equity instruments	$138,622	-	-	$138,622
As of December 31, 2020
Derivative liabilities, debt and equity instruments	$238,395	-	-	$238,395

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

Changes in Level 3 assets measured at fair value for the year ended December 31, 2021 and 2020 were as follows:

Balance, December 31, 2019	$72,904
Changes in fair value of derivative	(165,491)
Balance, December 31, 2020	$238,395
Change in fair value of derivative	99,775
Balance, December 31, 2021	$138,622

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

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

Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $391,246 for the year ended December 31, 2021, and an accumulated deficit of $3,371,331, and a working capital deficit of $3,008,869 at December 31, 2021. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying consolidated financial statements for the year ended December 31, 2020, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 was effective for all interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the consolidated financial statements. The Company adopted the provisions of this standard in the year 2019 but did not have any impact since all leases are short-term in nature.

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

NOTE 3:  ACQUIRED ASSETS AND ASSUMED LIABILITIES OF DISCONTINUED OPERATIONS

Assets Acquired and Liabilities Assumed through Reverse Merger

Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR Security Services, Inc., LJR received one thousand (1,000) shares of series D senior convertible preferred stock, par value $.001 per share (the “Series D Preferred Stock”) of the Company, convertible into two hundred fifty one thousand one hundred ninety eight (251,198) shares of common stock of the Company. In addition, the LJR shareholder received one (1) share of series C super-voting preferred stock of the Company which granted the holder 50.1% of the votes of the Company at all times.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at fair value. The fair values of assets acquired and liabilities assumed are as follows:

	August 9, 2018	December 31, 2020	December 31, 2021
Security deposit	$4,871	$-	$-
Goodwill	612,771	-	-
Accrued expenses	(125,647)	-	-
Accrued interest	(49,261)	(33,221)	(44,724)
Notes payable	(117,500)	-	-
Convertible notes	(138,500)	(138,500)	(138,500)
Derivative liability	(172,532)	(238,395)	(138,622)
Liabilities of discontinued operations	-	(71,574)	(71,574)
Total identified net assets (liabilities)	$14,202	$(481,690)	$(393,420)

As a result of the Reverse Merger, we acquired approximately $0.6 million of liabilities of the former operations of NuLife Sciences, Inc., which have been discontinued.  In 2020, the Company settled liabilities of discontinued operations of $142,844 for $13,891.  The Company recognized a gain on debt settlement of $128,953 on this transaction.  As of December 31, 2021 and 2020, these acquired liabilities amounted to $393,420 and $481,690, respectively. We are evaluating the means to relieve the Company of these liabilities. The assets and liabilities described below have been classified as discontinued operations in the consolidated financial statements.

Goodwill

The Company acquired goodwill through the Reverse Merger described above. The carrying value of $612,771 was impaired and written down to $0 in 2018.

Notes Payable

As a result of the Reverse Merger the Company assumed notes payable with total outstanding principal of $117,500 and accrued interest of $36,304, detailed as follows:

•

Demand note payable with outstanding principal of $25,000, and accrued interest of $17,400. The note matured on June 30, 2015 and carries an interest rate of 12%. This note is in default. This note was settled in 2020.

•

Demand notes payable to East West Secured Developments, LLC, with a combined outstanding principal of $74,500, and accrued interest of $18,061. These notes matured on October 31, 2016 and carry an interest rate of 12%. These notes are were settled in 2020.

•

Term note payable with outstanding principal of $18,000, and accrued interest of $843. The note matured on July 31, 2019 and carries an interest at the rate of 3%. This note was paid on December 5, 2019.

In 2020, the Company settled all the notes payable of $99,500 and accrued interest of $60,493 for $92,500 and 200,000 shares of preferred stock valued at $200,000, which not yet issued and presented as stock payable in consolidated balance sheet as of December 31, 2021 and 2020.  The Company recorded a loss on debt settlement of $121,923 on this transaction.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

December 31, 2021
(A) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and was due in December 2019 (in default)	$5,000
(B) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and was due in August 2020	50,000
(C) Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and was due September 2018 (in default)	63,500
(D) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.30 per share and was due in October 13, 2020	20,000
Total convertible debt	$138,500

A.	Originally issued in 2017, outstanding principal of $5,000, and accrued interest of $715.

B.	Hayden note was issued on August 23, 2017, outstanding principal of $50,000, and accrued interest of $4,538.

C.	Current holder acquired the note in May 2018. Current outstanding principal of $63,500, and accrued interest of $4,295.

D.	Escala note was issued October 13, 2017, outstanding principal of $20,000, and accrued interest of $1,530.

As of December 31, 2021 and 2020, convertible notes had total outstanding principal of $138,500 and $138,500 and accrued interest of $44,724 and $33,221, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Derivative Liability

As of December 31, 2021 and 2020, the derivative liabilities were valued at $138,622 and $238,395, respectively, related to a convertible note [(C) above] due September 2018. This derivative liability has been incorporated into liabilities from discontinued operations.

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	December 31, 2021	December 31, 2020
(1) dividend yield of	0%;	0%;
(2) expected volatility of	194%;	315%;
(3) risk-free interest rate of	0.06%;	0.09%;
(4) expected life of	0.33 year;	0.33 year;
(5) fair value of the Company’s common stock of	$0.19 per share.	$0.06 per share.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

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

As of December 31, 2021 and 2020, the available barter credit balances were $22,888 and $22,396, respectively.

As of December 31, 2021 and 2020, this account also includes prepaid expense for legal expenses amounting to $5,000.

NOTE 5:  SETTLEMENT AGREEMENTS

In September 2020, the Company entered in a settlement and mutual release agreement for an option dispute.  The options were originally issued in November 2016 to former president of the Company and transferred in September 2017 to former president’s trust.  These options were cancelled in Company’s record in 2019.  There was a dispute between the trust and the Company as to the expiration date and the Company extinguished the options dispute for $30,000, which is presented as other expense in consolidated statements of operations.

In 2020, the Company entered in settlement agreements with four of its third-party creditors, extinguishing $133,234 of Company’s accounts payable for total settlement amount of $40,205.  As a result, the Company recognized $93,029 gain on debt settlement, which is presented as other income in consolidated statements of operations.

NOTE 6:  RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception.  The balances due under this arrangement were $668,294 and $420,702 as of December 31, 2021 and 2020, respectively.  This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards.  The balances due under this arrangement as of December 31, 2021 and 2020 were $6,817 and $8,584, respectively.

NOTE 7:  BRIDGE LOAN

As of December 31, 2021 and 2020, the Company has received advances totaling to $1,875,436 and $1,728,166, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and its affiliates.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

NOTE 8: CAPITAL STOCK

As of March 31, 2022, the Company is authorized to issue 475,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock. On March 29, 2022, the Company filed an amendment to its Amended and Restated Articles of Incorporation, effective as of 12:01 am on April 1, 2022, whereby each 200 currently outstanding share of the Common Stock shall be combined and converted into one (1) share of Common Stock (the “Reverse Stock Split”).  In addition, the authorized shares of common stock were increased from 475,000,000 shares to 500,000,000 shares and the authorized shares of preferred stock were increased from 25,000,000 shares to 50,000,000 shares.  All outstanding shares disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split.

On July 2, 2020, the Company redeemed its 100,000 shares of Series A Convertible Preferred Stock for $18,010.

On September 17, 2020, the Company redeemed its 7,500 shares of Series A Convertible Preferred Stock for $2,000 and issuance of 500 shares of Common Stock.

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

As of December 31, 2021 and 2020, the Company had 23,091 and 23,091 shares of its Common Stock issued and outstanding, 635,000 and 635,000 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 and 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 and 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding, all respectively.

Description of Preferred Stock:

Series A Preferred Stock

As of December 31, 2021 and 2020, the Company has 635,000 and 635,000, respectively, shares of Preferred Stock designated as Series A Preferred Stock with the following characteristics:

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

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

Series D Preferred Stock

•

The Company has 1,000 shares of Preferred Stock designated as Series D Preferred Stock. Although the Series D Preferred Stock have no voting rights, shares of Series D Preferred Stock in the aggregate are convertible into two hundred fifty one thousand one hundred ninety eight (251,198) shares of common stock of the Company. Additionally, the Series D Preferred Stock has pari passu dividend, distribution and liquidation rights with the common stock.

Stock Options

As a result of the Reverse Merger the Company has outstanding stock options as of December 31, 2021 and 2020 as follows:

	December 31, 2021		December 31, 2020
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price

Outstanding - beginning of year	-	$-	620,000	$0.17
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(620,000)	0.14
Outstanding - end of year	-	$-	-	$-

Exercisable - end of year	-		-

Weighted average remaining term	-		-

Average intrinsic value	$-		$-

In 2020, the Company extinguished an option dispute for $30,000, as discussed in Note 5.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

NOTE 9:  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 are summarized below.

	2021	2020
Net operating loss carryforward	$(486,635)	$(407,176)
Other	-	-
Total deferred tax assets	(486,635)	(407,176)
Valuation allowance	486,635	407,176
Net deferred tax asset	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2021 and 2020, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2021 and 2020 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2021 and 2020.

	2021	2020
U.S federal statutory income tax	-21.00%	-21.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Stock based compensation	0.00%	0.00%
Change in valuation allowance	26.80%	26.80%
Effective tax rate	0.00%	0.00%

At December 31, 2021, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $2.80 million, which, if not utilized earlier, expire through 2039.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2021 and 2020 and for the years then ended

NOTE 10:  CONTINGENCIES

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11:  WESTECH MERGER

On December 21, 2020, the Company entered into a share purchase agreement with the sole shareholder and owner of Westech Security and Investigations, Inc. (“Westech”).  Pursuant to the terms of the share purchase agreement, the sole shareholder of Westech will sell all her shares to the Company in exchange for approximately 66% of the Company’s issued and outstanding shares of common stock (the “Sale”), to become effective at such time as the articles of merger have been filed.  The remaining 34% of the Company’s issued and outstanding shares of common Stock shall consist of presently issued and outstanding shares of common Stock of the Company and the following to be issued in the form of Company’s Series E Preferred Stock, convertible into one share of Company’s common Stock, and shall consist of: (i) an exchange of all outstanding preferred stock of the Company, (ii) an exchange of all outstanding loans to the Company which shall either be satisfied or shall convert to Series E Preferred Stock immediately following the closing of the sale so that there are no outstanding loans to the Company at closing of the sale, (iii) a bridge loan of $500,000 previously made to Westech, which shall convert to Series E Preferred Stock immediately following the closing of the sale and (iv) an investment of $750,000 into the Company at closing of the sale.  In connection with the additional $1,250,000, the Company shall issue 1,250,000 shares of Series E Preferred Stock.  Furthermore, subject to the approval of Company’s shareholder and subject to discretion of the Board of Directors of the Company, the Company will change its name to “Westech Security and Investigation, Inc”, increase the number of shares of authorized preferred stock so it has sufficient amount of preferred stock to undertake the transactions contemplated by the sale; and undertake a 1-for-187 reverse stock split of its shares of common stock.  Subsequent to the period ended December 31, 2021, the Company is still in the process of completing this merger transaction.

NOTE 12:  SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021 up through the date of these consolidated financial statements.

On March 29, 2022, the Company filed an amendment to its Amended and Restated Articles of Incorporation, effective as of 12:01 am on April 1, 2022, whereby each 200 currently outstanding share of the Common Stock shall be combined and converted into one (1) share of Common Stock (the “Reverse Stock Split”).  Following the Reverse Stock Split, the Company will have approximately 23,091 shares of Common Stock outstanding and an additional 499,976,909 shares of Common Stock available for issuance. In addition, the authorized shares of common stock were increased from 475,000,000 shares to 500,000,000 shares and the authorized shares of preferred stock were increased from 25,000,000 shares to 50,000,000 shares of which 635,000 shares of Series A Preferred Stock, one (1) share of Series C Preferred Stock and 1,000 shares of Series D Preferred Stock are outstanding.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Form 10-K, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.

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

Management’s Report  on  Internal  Control  Over  Financial  Reporting: Our management is responsible for  establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The key internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal controls and procedures over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, specifically that the Company lacks sufficient personnel with the appropriate level of knowledge, experience and training in GAAP to meet the demands for a public company, including the accounting skills and understanding necessary to fulfill the requirements of GAAP-based reporting. This weakness causes us to not fully identify and resolve accounting and disclosure issues that could lead to a failure to perform timely internal control and reviews. In addition, the Company has not established an audit committee, does not have any independent outside directors on the Company’s Board of Directors, and lacks documentation of its internal control processes, management has concluded that as of December 31, 2021, our internal control over  financial  reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Attestation Report of the Independent Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to applicable rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

The following table contains information as of December 31, 2021 as to each Officer and Director of the Company:

Name	Age	Position
Lou Resweber	59	Principal Executive Officer and Principal Financial Officer

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

Corporate Governance by Board - Meetings, Committees and Audit Committee Financial Expert

In general, Boards of Directors have responsibility for risk management responsibilities and establishing broad corporate policies and reviewing overall performance rather than day-to-day operations. Also, a primary responsibility of a Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. Boards select, evaluate and provide for the succession of executive officers and, subject to stockholder election, directors. Boards review and approve corporate objectives and strategies and evaluate significant policies and proposed major commitments of corporate resources. Boards of Directors also participate in decisions that have a potential major economic impact on the Company. Management keeps directors informed of company activity through regular communication, including written reports and presentations at Board and committee meetings.

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

Director Nominations

As of December 31, 2021, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during the year ended December 31, 2021.

Item 11. Executive Compensation.

Summary Compensation Table

The following table shows for the fiscal years ended December 31, 2021 and December 31, 2020 compensation awarded to or paid to, or earned by, our President, Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Louis J. Resweber	2021	$264,000	$-	$-	$-	$264,000
(President)	2020	$264,000	$-	$-	$-	$264,000

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

Narrative Disclosure to Summary Compensation

Louis J. Resweber - Effective October 8, 2018, the Company entered into an employment agreement with Louis J. Resweber, the Company’s Chief Executive Officer, President and Chairman of the board of directors. The term of the employment agreement runs through October 8, 2023. The employment agreement provides for an annual base salary that is subject to increase at the Compensation Committee’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $264,000. Under the employment agreement, Mr. Resweber is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors.

Equity Awards

None.

Compensation of Directors

During our fiscal years ended December 31, 2021 and 2020, we did not provide compensation to any of our directors for serving as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 4, 2022, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name(1)	Shares of Common Stock Beneficially Owned	Percent of Class	Shares of Series A Preferred Stock Beneficially Owned(2)	Percent of Class	Shares of Series C Preferred Stock Beneficially Owned(3)	Percent of Class	Shares of Series D Preferred Stock Beneficially Owned(4)	Percent of Class	Other Beneficial Ownership	Total	Voting Percentage for all Classes (fully- diluted)
Louis J. Resweber(5)	-	*	-	*	1	100.00%	1,000	100.00%	-	1,001	95.80%
Kingdom Building, Inc.(6)	130,000	2.81%	655,000	100.00%	-	*	-	*	-	785,000	91.29%
All directors/director nominees and executive officers as a group (2 persons)	50,000	1.08%	-	-	1	100.00%	1,000	100.00%	-	51,001	95.84%

__________________

*	Indicates less than

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Gulf West Security Network, Inc., 2851 Johnson Street, Unit #194 Lafayette, LA, 70503 (337) 210-8790.

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

(4)

Shares of our Series D Preferred Stock are convertible into fifty million two hundred thirty-nine thousand five hundred forty-one (50,239,541) shares of common stock and are entitled to vote together on an as converted basis with holders of our common stock on all matters in which our common stockholders may vote.

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

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2021, and December 31, 2020, for professional services rendered by M&K CPAS, PLLC and Daszkal Bolton LLP, for the audit of our annual consolidated financial statements, quarterly reviews of our interim, unaudited consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees and Audit Related Fees	$26,775	$49,645
Tax Fees	-	-
All Other Fees	-	-
Total	$49,645	$49,645

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

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Certificate of Amendment Filed with the State of Nevada on March 29, 2022(5)

3.3	Amended and Restated By-Laws (1)

3.4	Certificate of Designation for Series A Preferred Stock (3)

3.5	Certificate of Designation for Series C Preferred Stock (1)

3.6	Certificate of Designation for Series D Preferred Stock (1)

10.1	Form of Note Agreement (2)

14.1	Code of Ethics (4)

31.1	Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

____________

* Filed herewith.

(1)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 24, 2018.

(2)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 28, 2017.

(3)	Incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 11, 2016.

(4)	Incorporated herein by reference to the Company’s Form S-1/A filed with the Securities and Exchange Commission on February 24, 2014.

(5)	Incorporated herein by reference to the Company’s Periodic Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2022.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK, INC.

Date: April 5, 2022	By:	/s/ Louis J. Resweber
Louis J. Resweber
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis J. Resweber	President	April 5, 2022
Louis J. Resweber	(Principal Executive Officer and Principal Financial Officer)

