Form 10-Q
period 2022-03-31
Gulf West Security Network, Inc.
filed 2022-05-20
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 11, 2022, there were 25,099 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “report”) contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations and views of future events.  The forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that significant known and unknown risks, uncertainties and other important factors (including those over which we may have no control and others listed in report and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”)) may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  You can identify some of these forward-looking statements by words or phrases such as “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “plan,” “believe,” “is/are likely to,” “potential,” “continue” or other similar expressions.  We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements involve numerous and significant risks and uncertainties.  Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may later be found to be incorrect. Our actual results of operations or the results of other matters that we anticipate herein could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” section contain in this report and in the “Business,” “Risk Factors” and other sections of the 2021 Form 10-K. You should thoroughly read this report and the documents that we refer to with the understanding that our actual future results may be materially different from, and worse than, what we expect.  We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this report relate only to events or information as of the date of this report.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect.

3

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Gulf West Security Network, Inc.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS As of March 31, 2022 (Unaudited) and December 31, 2021
	March 31, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$28,083	$14,145
Accounts receivable	475	5,442
Prepaid expenses	27,934	27,888
Total Current Assets	56,492	47,475

Total assets	$56,492	$47,475

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$49,719	$112,377
Accounts payable - related party	12,799	6,817
Accrued wages - related party	734,294	668,294
Unearned revenue	-	-
Bridge loan from affiliates	1,914,433	1,875,436
Liabilities of discontinued operations	332,200	393,420
Total Liabilities	3,043,445	3,056,344

Deficiency in Stockholders’ equity
Preferred Stock, $0.001 par value, 25,000,000 shares authorized
Preferred stock Series A, 635,000 shares issued and outstanding	635	635
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 500,000,000 shares authorized; 23,091 shares issued and outstanding	23	23
Stock payable	200,000	200,000
Additional paid in capital	161,803	161,803
Accumulated deficit	(3,349,415)	(3,371,331)
Total deficiency in stockholders’ equity	(2,986,953)	(3,008,869)

Total liabilities and deficiency in stockholders’ equity	$56,492	$47,475

 See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the three months ended March 31, 2022 and 2021

	3 Months Ended
	March 31, 2022	March 31, 2021

Revenue
Monitoring and related services	$1,866	$2,541

Cost of Revenue	1,491	986

Gross Profit	375	1,555

Operating Expenses
General and administrative	102,339	110,674
Total Operating Expenses	102,339	110,674

Other Income/(Expense)
Gain on accounts payable write-off	62,660	-
Interest expense	(2,903)	(2,797)
Total Other Income/(Expense)	59,757	(2,797)

Operating Loss	(42,207)	(111,916)

Loss from continuing operations before provision for income taxes	(42,207)	(111,916)

Provision for Income Taxes	-	-

Loss from continuing operations	(42,207)	(111,916)

Income (loss) from discontinued operations	64,123	(26,667)

Net Income (Loss)	$21,916	$(138,583)

Basic and diluted net loss per common share, continuing operations	$(1.83)	$(4.85)
Basic and diluted net loss per common share, discontinued operations	$2.78	$(1.15)
Weighted average shares outstanding	23,091	23,091

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the three months ended March 31, 2022 and 2021

	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock					Total Deficiency
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Stock Payable	Additional Paid-In Capital	Accumulated Deficit	in Stockholders' Equity

Balance at December 31, 2020	635,000	$635	-	$-	1	$-	1,000	$1	23,091	$23	$200,000	$161,803	$(3,079,860)	$(2,717,398)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(138,583)	(138,583)
Balance at March 31, 2021	635,000	635	-	-	1	-	1,000	1	23,091	23	200,000	161,803	(3,218,443)	(2,855,981)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(66,446)	(66,446)
Balance at June 30, 2021	635,000	635	-	-	1	-	1,000	1	23,091	23	200,000	161,803	(3,284,889)	(2,922,427)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(121,893)	(121,893)
Balance at September 30, 2021	635,000	635	-	-	1	-	1,000	1	23,091	23	200,000	161,803	(3,406,782)	(3,044,320)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	35,451	35,451
Balance at December 31, 2021	635,000	635	-	-	1	-	1,000	1	23,091	23	200,000	161,803	(3,371,331)	(3,008,869)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	21,916	21,916
Balance at March 31, 2022	635,000	$635	-	$-	1	$-	1,000	$1	23,091	$23	$200,000	$161,803	$(3,349,415)	$(2,986,953)

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the three months ended March 31, 2022 and 2021

	3 Months Ended
	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities
Net Income (Loss)	$21,916	$(138,583)
Adjustments to reconcile net loss to net cash used in operating activities
Net income (Loss) from discontinued operations	(64,123)	26,667
Gain on accounts payable write-off	62,660	-
Bad debts expense	5,507	-
Changes in operating assets and liabilities:
Accounts receivable	(540)	(830)
Prepaid expenses	(46)	(224)
Accounts payable and accrued liabilities	(125,318)	(2,856)
Accrued wages - related party	66,000	61,000
Unearned revenue	-	(300)
Net cash used in operating activities – continuing operations	(33,944)	(55,126)
Net cash provided by operating activities – discontinued operations	2,903	2,797

Cash Flows From Financing Activities
Advances from related party, net	5,982	(3,919)
Proceeds from bridge loan from affiliates	38,997	69,500
Net cash provided by financing activities	44,979	65,581

Net Change In Cash	13,938	13,252

Cash at Beginning of Period	14,145	4,505
Cash at End of Period	$28,083	$17,757

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

NOTE 1: NATURE OF THE BUSINESS

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

On September 20, 2018, the Board of Directors of the Company designated one (1 share of Series C Preferred Stock (the “Series C Stock”) and one thousand (1,000) shares of Series D Preferred Stock (the “Series D Stock”). The classes of Series C Stock and Series D Stock were created in anticipation of the closing of the Merger Agreement.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

Early termination of the contract by the customer results in a termination charge in accordance with the contract terms. Contract termination charges are recognized in revenue when collectability is probable and are reflected in monitoring and related revenue in the condensed consolidated statements of operations. Amounts collected from customers for sales and other taxes are reported net of the related amounts remitted.

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

	Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3
As of March 31, 2022
Derivative liabilities, debt and equity instruments	$74,499	—	—	$74,499
As of December 31, 2021
Derivative liabilities, debt and equity instruments	$138,622	—	—	$138,622

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2022 and for the year ended December 31, 2021 were as follows:

Balance, December 31, 2020	$238,395
Changes in fair value of derivative	(99,773)
Balance, December 31, 2021	$138,622
Change in fair value of derivative	(64,123)
Balance, March 31, 2022	$74,499

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

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $42,207 for the three months ended March 31, 2022, and an accumulated deficit of $3,349,415, and a working capital deficit of $2,986,953 at March 31, 2022. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the three months ended March 31, 2022, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at fair value. The fair values of assets acquired and liabilities assumed are as follows:

	August 9, 2018	December 31, 2021	March 31, 2022
Security deposit	$4,871	$-	$-
Goodwill	612,771	-	-
Accrued expenses	(125,647)	-	-
Accrued interest	(49,261)	(44,724)	(47,627)
Notes payable	(117,500)	-	-
Convertible notes	(138,500)	(138,500)	(138,500)
Derivative liability	(172,532)	(138,622)	(74,499)
Liabilities of discontinued operations	-	(71,574)	(71,574)
Total identified net assets (liabilities)	$14,202	$(393,420)	$(332,200)

	(603,440)	(393,420)	(332,200)

As a result of the Reverse Merger, the Company acquired approximately $0.60 million of liabilities of the former operations of NuLife Sciences, Inc., which have been discontinued. In 2020, the Company settled liabilities of discontinued operations of $142,844 for $13,891. As of March 31, 2022, these liabilities amounted to $332,200. The Company is evaluating the means to relieve the Company of these liabilities. The assets and liabilities described below have been classified as discontinued operations in the condensed consolidated financial statements.

Goodwill

The Company acquired goodwill through the Reverse Merger described above. The carrying value of $612,771 was impaired and written down to $0 in 2018.

Notes Payable

As a result of the Reverse Merger the Company assumed notes payable with total outstanding principal of $117,500 and accrued interest of $36,304, detailed as follows:

•	Demand note payable with outstanding principal of $25,000, and accrued interest of $17,400. The note matured on September 30, 2015 and carries an interest rate of 12%. This note was settled in 2020.
•	Demand notes payable to East West Secured Developments, LLC, with a combined outstanding principal of $74,500, and accrued interest of $18,061. These notes matured on October 31, 2016 and carry an interest rate of 12%. These notes were settled in 2020.
•	Term note payable with outstanding principal of $18,000, and accrued interest of $843. The note matured on July 31, 2019 and carries an interest at the rate of 3%. This note was paid on December 5, 2019.

In 2020, the Company settled the notes payable of $99,500 and accrued interest of $60,493 for $92,500 and 200,000 shares of preferred stock valued at $200,000, which not yet issued and presented as stock payable in consolidated balance sheet as of March 31, 2022 and December 31, 2021.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

March 31, 2022
(A) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share and was due December 2019 (in default)	$5,000
(B) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.11 per share (in default)	50,000
(C) Convertible note payable, annual interest rate of 5%, convertible into common stock at a variable rate per share and was due September 2018 (in default)	63,500
(D) Convertible note payable, annual interest rate of 8%, convertible into common stock at $0.30 per share and is due October 13, 2020 (in default)	20,000
Total convertible debt	$138,500

A.	Originally issued in 2017, outstanding principal of $5,000, and accrued interest of $715.

B.	Hayden note was issued on August 23, 2017, outstanding principal of $50,000, and accrued interest of $4,538.

C.	Current holder acquired the note in May 2018. Current outstanding principal of $63,500, and accrued interest of $4,295.

D.	Escala note was issued October 13, 2017, outstanding principal of $20,000, and accrued interest of $1,530.

As of March 31, 2022 and December 31, 2021, convertible notes had total outstanding principal of $138,500 and $138,500 and accrued interest of $47,627 and $44,724, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Derivative Liability

As of March 31, 2022 and December 31, 2021, the derivative liabilities were valued at $265,062 and $238,395, respectively, related to a convertible notes [(C) above] due in September 2018. This derivative liability has been incorporated into liabilities from discontinued operations.

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	March 31, 2022	December 31, 2021
(1) dividend yield of	0%;	0%;
(2) expected volatility of	125%;	194%;
(3) risk-free interest rate of	0.03%;	0.06%;
(4) expected life of	0.33 year;	0.33 year;
(5) fair value of the Company’s common stock of	$30 per share.	$38 per share.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

NOTE 4: PREPAID EXPENSES

The Company has credits available through certain trade organizations as a result of barter transactions for services. These amounts are available for use with certain vendors and establishments who are part of the same trade organization. These balances do not represent cash available to the Company, and as such are recorded as the prepaid expenses account as incurred.

As of March 31, 2022 and December 31, 2021, the available barter credit balances were $22,934 and $22,888, respectively.

As of both March 31, 2022 and December 31, 2021, this account also includes prepaid expense for legal expenses amounting to $5,000.

NOTE 5: ACCOUNTS PAYABLE WRITE-OFF

In March 2022, the Company wrote-off its accounts payable amounting to $62,660.  This pertains to legal expenses recorded in 2019, which the vendor subsequently forgave.  As a result, the Company recognized $62,660 gain on accounts payable write-off, which is presented as other income in condensed consolidated statements of operations.

NOTE 6: RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception. The balances due under this arrangement were $734,294 and $668,294 as of March 31, 2022 and December 31, 2021, respectively. This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards. The balances due under this arrangement as of March 31, 2022 and December 31, 2021 were $12,799 and $6,817, respectively.

NOTE 7: BRIDGE LOAN FROM AFFILIATES

As of March 31, 2022 and December 31, 2021, the Company has received advances totaling $1,914,433 and $1,875,436, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties.

NOTE 8: CAPITAL STOCK

As of March 31, 2022, the Company is authorized to issue 475,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock. On March 29, 2022, the Company filed an amendment to its Amended and Restated Articles of Incorporation, effective as of 12:01 am on April 1, 2022, whereby each 200 currently outstanding shares of Common Stock shall be combined and converted into one (1) share of Common Stock (the “Reverse Stock Split”). In addition, the authorized shares of Common Stock were increased from 475,000,000 shares to 500,000,000 shares and the authorized shares of preferred stock were increased from 25,000,000 shares to 50,000,000 shares. All outstanding shares disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split.

On July 2, 2020, the Company redeemed its 100,000 shares of Series A Convertible Preferred Stock for $18,010.

On September 17, 2020, the Company redeemed its 7,500 shares of Series A Convertible Preferred Stock for $2,000 and issuance of 500 shares of Common Stock.

As of March 31, 2022 and December 31, 2021, the Company had 23,091 and 23,091 shares of its Common Stock issued and outstanding, 635,000 and 635,000 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 and 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 and 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding, all respectively.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

Description of Preferred Stock:

Series A Preferred Stock

As of March 31, 2022 and December 31, 2021, the Company has 635,000 and 635,000, respectively, shares of Preferred Stock designated as Series A Preferred Stock with the following characteristics:

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021

Series C Preferred Stock

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

NOTE 9: COMMITMENT AND CONTINGENCIES

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 10: WESTECH MERGER

On December 21, 2020, the Company entered into a share purchase agreement with the sole shareholder and owner of Westech Security and Investigations, Inc. (“Westech”). Pursuant to the terms of the share purchase agreement, the sole shareholder of Westech will sell all her shares to the Company in exchange for approximately 66% of the Company’s issued and outstanding shares of common stock (the “Sale”), to become effective at such time as the articles of merger have been filed. The remaining 34% of the Company’s issued and outstanding shares of common Stock shall consist of presently issued and outstanding shares of common Stock of the Company and the following to be issued in the form of Company’s Series E Preferred Stock, convertible into one share of Company’s common Stock, and shall consist of: (i) an exchange of all outstanding preferred stock of the Company, (ii) an exchange of all outstanding loans to the Company which shall either be satisfied or shall convert to Series E Preferred Stock immediately following the closing of the sale so that there are no outstanding loans to the Company at closing of the sale, (iii) a bridge loan of $500,000 previously made to Westech, which shall convert to Series E Preferred Stock immediately following the closing of the sale and (iv) an investment of $750,000 into the Company at closing of the sale. In connection with the additional $1,250,000, the Company shall issue 1,250,000 shares of Series E Preferred Stock. Furthermore, subject to the approval of Company’s shareholder and subject to discretion of the Board of Directors of the Company, the Company will change its name to “Westech Security and Investigation, Inc”, increase the number of shares of authorized preferred stock so it has sufficient amount of preferred stock to undertake the transactions contemplated by the sale; and undertake a 1-for-187 reverse stock split of its shares of common stock. Subsequent to the period ended March 31, 2022, the Company is still in the process of completing this merger transaction.

NOTE 11: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022 up through the date of the these condensed consolidated financial statements.

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

Recent Accounting Pronouncements

See Note 2 of the accompanying unaudited condensed consolidated financial statements for a discussion of recently issued accounting standards.

Results of Operations

Three months ended March 31, 2022 and 2021

We had revenue of $1,866 for the three months ended March 31, 2022, as compared to $2,541 for the three months ended March 31, 2021, a decrease of $675. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (“RMR”) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the three months ended March 31, 2022 was $1,310, as compared to $986 for the three months ended March 31, 2021, an increase of $324.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2022 were $102,339, a decrease of $8,335, or 7.5%, compared to $110,674 for the three months ended March 31, 2021.

Sales and marketing

Our sales and marketing expenses for the three months ended March 31, 2022 and 2021 were $0. Minimal sales and marketing expenses reflected management’s decision to shift its focus from retail to wholesale alarm operations.

Income/(Loss) from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded income of $64,123 primarily due to a change in the fair value of a derivative liability for the three months ended March 31, 2022.

Net loss

As a result of the foregoing, for the three months ended March 31, 2022, we recorded a net income of $34,081 compared to a net loss of $138,583 for the three months ended March 31, 2021. Net income for the three months ended March 31, 2022 was mainly because of the income from discontinued operations.

Liquidity and Capital Resources

At March 31, 2022, the Company had $28,083 cash. The Company has limited commercial experience and had a net loss from continuing operations of $42,207 for the three months ended March 31, 2022, and an accumulated deficit of $3,349,415, and a working capital deficit of $2,986,953 at March 31, 2022. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the three months ended March 31, 2022, have been prepared assuming the Company will continue as a going concern.

We do not believe that we have enough cash on hand to operate of business during the next 12 months and beyond. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products. To date, the Company has financed its operation primarily from advances from its affiliates. As of March 31, 2022 and December 31, 2021, the Company has received advances totaling $1,914,433 and $1,875,436, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties. We do not have verbal or formal contracts with our affiliates obligating them to loan funds to us.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations. We currently do not have any agreements or arrangements in place for any future financing.

Operating Activities

During the three months ended March 31, 2022, we used $21,779 of cash in operating activities primarily as a result of our loss from continuing operations of $42,207 from operations, offset by net changes in working capital items of operating assets and liabilities of $59,904.

During the three months ended March 31, 2021, we used $55,126 of cash in operating activities primarily as a result of our loss of from continuing operations of $119,916 from operations, offset by net changes in working capital items of operating assets and liabilities of $56,790.

Financing Activities

During the three months ended March 31, 2022, financing activities provided $38,997 in proceeds from a bridge loan and used $6,183 in payments of advances from related party.

During the three months ended March 31, 2021, financing activities provided $69,500 in proceeds from a bridge loan and used $3,919 in payments of advances from related party.

Off-Balance Sheet Transactions

At March 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 *	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer
32.2 *	Section 1350 Certification of Principal Executive Officer/ Principal Financial Officer
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Definition Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK INC.

Date: May 20, 2022	By:	/s/ Louis J. Resweber
Louis J. Resweber
President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

