Form 10-Q
period 2022-06-30
Gulf West Security Network, Inc.
filed 2022-08-22
CIK 1592603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 22, 2022, there were 23,091 shares of our common stock, par value $0.001 per share, outstanding.

GULF WEST SECURITY NETWORK, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2022

2

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Gulf West Security Network, Inc.

A Nevada Corporation

Condensed Consolidated Financial Statements (Unaudited)

June 30, 2022

Gulf West Security Network, Inc.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED BALANCE SHEETS As of June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$38,033	$14,145
Accounts receivable	1,855	5,442
Prepaid expenses	28,064	27,888
Total Current Assets	67,952	47,475

Total assets	$67,952	$47,475

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$52,719	$112,377
Accounts payable - related party	28,218	6,817
Accrued wages - related party	788,674	668,294
Bridge loan from affiliates	1,950,193	1,875,436
Liabilities of discontinued operations	320,450	393,420
Total Liabilities	3,140,254	3,056,344

Deficiency in Stockholders equity
Preferred Stock, $0.001 par value, 50,000,000 shares authorized
Preferred stock Series A, 635,000 shares issued and outstanding	635	635
Preferred stock Series B, nil issued or outstanding	-	-
Preferred stock Series C, 1 share issued and outstanding	-	-
Preferred stock Series D, 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 500,000,000 shares authorized; 23,091 shares issued and outstanding	23	23
Stock payable	200,000	200,000
Additional paid in capital	161,803	161,803
Accumulated deficit	(3,434,764)	(3,371,331)
Total deficiency in stockholders equity	(3,072,302)	(3,008,869)

Total liabilities and deficiency in stockholders equity	$67,952	$47,475

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the three and six months ended June 30, 2022 and 2021

	3 Months Ended		6 Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenue
Monitoring and related services	$3,006	$2,757	$4,873	$5,298
False Pict False Pict
Cost of Revenue	1,071	1,026	2,563	2,012

Gross Profit	1,935	1,731	2,310	3,286

Operating Expenses
General and administrative	98,581	97,487	200,919	208,161
Total Operating Expenses	98,581	97,487	200,919	208,161

Other Income/(Expense)
Gain on accounts payable write-off	-	-	62,660	-
Interest expense	(3,417)	(2,854)	(6,321)	(5,651)
Total Other Income/(Expense)	(3,417)	(2,854)	56,339	(5,651)

Operating Loss	(100,063)	(98,610)	(142,270)	(210,526)

Loss from continuing operations before provision for income taxes	(100,063)	(98,610)	(142,270)	(210,526)

Provision for Income Taxes	-	-	-	-

Loss from continuing operations	(100,063)	(98,610)	(142,270)	(210,526)

Income from discontinued operations	14,714	32,164	78,837	5,497

Net Loss	$(85,349)	$(66,446)	$(63,433)	$(205,029)

Basic and diluted net loss per common share, continuing operations	$(4.33)	$(4.27)	$(6.16)	$(9.12)
Basic and diluted net loss per common share, discontinued operations	$0.64	$1.39	$3.41	$0.24
Weighted average shares outstanding	23,091	23,091	23,091	23,091

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (UNAUDITED) For the six months ended June 30, 2022 and 2021

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common
	Series A		Series B		Series C		Series D		Stock					Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Stock Payable	Additional Paid-In Capital	Accumulated Deficit	Deficiency in Stockholders' Equity

Balance at December 31, 2020	635,000	$635	-	$-	1	$-	1,000	$1	23,091	$23	$200,000	$161,803	$(3,079,860)	$(2,717,398)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(138,583)	(138,583)
Balance at March 31, 2021	635,000	635	-	-	1	-	1,000	1	23,091	23	200,000	161,803	(3,218,443)	(2,855,981)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(66,446)	(66,446)
Balance at June 30, 2021	635,000	635	-	-	1	-	1,000	1	23,091	23	200,000	161,803	(3,284,889)	(2,922,427)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(121,893)	(121,893)
Balance at September 30, 2021	635,000	635	-	-	1	-	1,000	1	23,091	23	200,000	161,803	(3,406,782)	(3,044,320)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	35,451	35,451
Balance at December 31, 2021	635,000	635	-	-	1	-	1,000	1	23,091	23	200,000	161,803	(3,371,331)	(3,008,869)
Net income	-	-	-	-	-	-	-	-	-	-	-	-	21,916	21,916
Balance at March 31, 2022	635,000	635	-	-	1	-	1,000	1	23,091	23	200,000	161,803	(3,349,415)	(2,986,953)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(85,349)	(85,349)
Balance at June 30, 2022	635,000	$635	-	$-	1	$-	1,000	$1	23,091	$23	$200,000	$161,803	$(3,434,764)	$(3,072,302)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the six months ended June 30, 2022 and 2021

	6 Months Ended
	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities
Net Loss	$(63,433)	$(205,029)
Adjustments to reconcile net loss to net cash used in operating activities
Net income from discontinued operations	(78,837)	(5,497)
Gain on accounts payable write-off	(62,660)	-
Bad debts expense	5,507	-
Changes in operating assets and liabilities:
Accounts receivable	(1,920)	(2,430)
Prepaid expenses	(176)	144
Accounts payable and accrued liabilities	3,002	144
Accrued wages - related party	120,380	115,592
Unearned revenue	-	(400)
Net cash used in operating activities continuing operations	(78,137)	(97,476)
Net cash used in operating activities discontinued operations	5,867	5,652

Cash Flows From Financing Activities
Advances from related party, net	21,401	1,408
Proceeds from bridge loan from affiliates	74,757	90,500
Net cash provided by financing activities	96,158	91,908

Net Change In Cash	23,888	84

Cash at Beginning of Period	14,145	4,505
Cash at End of Period	$38,033	$4,589

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

NOTE 1: NATURE OF THE BUSINESS

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

Merger

On August 9, 2018, the Board of Directors of the Company through its wholly-owned subsidiary NuLife Acquisition Corp. (“NuLife Sub”) approved and executed an agreement of merger and plan of reorganization (the “Merger Agreement”), to become effective at such time as the articles of merger have been filed with the Secretary of State of Louisiana (the “Effective Time”), and after the satisfaction or waiver by the parties thereto of the conditions set forth in Article VI of the Merger Agreement. Pursuant to the terms of the Merger Agreement, and in exchange for all one hundred (100) issued and outstanding shares of LJR Security Services, Inc. (“LJR”), LJR stockholders received one thousand (1,000) shares of series D senior convertible preferred stock, par value $0.001 per share (the “Series D Preferred Stock”) of the Company, convertible into fifty million two hundred thirty-three thousand five hundred forty-one (50,239,541) shares of common stock of the Company. In addition, the LJR shareholder received one share of series C super-voting preferred stock of NuLife which granted the holder 50.1% of the votes of NuLife at all times.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

Restatement of Articles of Incorporation

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

Reverse Stock Split

On March 29, 2022, the Company filed an amendment to its Amended and Restated Articles of Incorporation, effective as of 12:01 am on April 1, 2022, whereby each 200 then outstanding share of the Common Stock was combined and converted into one (1) share of Common Stock (the “Reverse Stock Split”). Following the Reverse Stock Split, the Company had approximately 23,091 shares of Common Stock outstanding and an additional 499,976,909 shares of Common Stock available for issuance. In addition, the authorized shares of common stock were increased from 475,000,000 shares to 500,000,000 shares and the authorized shares of preferred stock were increased from 25,000,000 shares to 50,000,000 shares, of which 635,000 shares of Series A Preferred Stock, one (1) share of Series C Preferred Stock and 1,000 shares of Series D Preferred Stock are outstanding. All outstanding shares disclosed for all periods presented have been retroactively adjusted to reflect the effects of the stock split.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

Basis of Presentation

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

Barter Transactions

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

	Fair Value Measurement
	Carrying Value	Level 1	Level 2	Level 3
As of June 30, 2022
Derivative liabilities, debt and equity instruments	$59,785	—	—	$59,785
As of December 31, 2021
Derivative liabilities, debt and equity instruments	$138,622	—	—	$138,622

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

Changes in Level 3 assets measured at fair value for the six months ended June 30, 2022 and for the year ended December 31, 2021 were as follows:

Balance, December 31, 2020	$238,395
Changes in fair value of derivative	(99,773)
Balance, December 31, 2021	$138,622
Change in fair value of derivative	(78,837)
Balance, June 30, 2022	$59,785

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

The Company determined that certain convertible debt instruments outstanding as of the date of these unaudited condensed consolidated financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible notes payable have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period. Any change in fair value during the period is recorded in earnings as “Income from discontinued operations.” Please refer to Note 3 below.

Going Concern

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a net loss from continuing operations of $142,270 for the six months ended June 30, 2022, and an accumulated deficit of $3,434,764, and a working capital deficit of $3,072,302 at June 30, 2022. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the six months ended June 30, 2022, have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

As a result of the Reverse Merger, the Company has acquired the following assets and liabilities which were recorded at fair value. The fair values of assets acquired and liabilities assumed are as follows:

	August 9, 2018	December 31, 2021	June 30, 2022
Security deposit	$4,871	$-	$-
Goodwill	612,771	-	-
Accrued expenses	(125,647)	-	-
Accrued interest	(49,261)	(44,724)	(50,591)
Notes payable	(117,500)	-	-
Convertible notes	(138,500)	(138,500)	(138,500)
Derivative liability	(172,532)	(138,622)	(59,785)
Liabilities of discontinued operations	-	(71,574)	(71,574)
Total identified net assets (liabilities)	$14,202	$(393,420)	$(320,450)

As a result of the Reverse Merger, the Company acquired approximately $0.60 million of liabilities of the former operations of NuLife Sciences, Inc., which have been discontinued.  In 2020, the Company settled liabilities of discontinued operations of $142,844 for $13,891.  As of June 30, 2022, these liabilities amounted to $320,450.  The Company is evaluating the means to relieve the Company of these liabilities. The assets and liabilities described below have been classified as discontinued operations in the condensed consolidated financial statements.

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

In 2020, the Company settled the notes payable of $99,500 and accrued interest of $60,493 for $92,500 and 200,000 shares of preferred stock valued at $200,000, which not yet issued and presented as stock payable in consolidated balance sheet as of June 30, 2022 and December 31, 2021.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

Convertible Notes

As a result of the Reverse Merger the Company assumed convertible notes with total outstanding principal of $138,500 and accrued interest of $11,078, detailed as follows:

June 30, 2022
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

As of June 30, 2022 and December 31, 2021, convertible notes had total outstanding principal of $138,500 and $138,500 and accrued interest of $50,591 and $44,724, all respectively. These liabilities have been incorporated into liabilities from discontinued operations.

Derivative Liability

As of June 30, 2022 and December 31, 2021, the derivative liabilities were valued at $59,785 and $138,622, respectively, related to a convertible notes [(C) above] due in September 2018. This derivative liability has been incorporated into liabilities from discontinued operations.

The fair value of the embedded derivative was determined using the Black-Scholes Model with the following assumptions:

	June 30, 2022	December 31, 2021
(1) dividend yield of	0%;	0%;
(2) expected volatility of	185%;	194%;
(3) risk-free interest rate of	1.72%;	0.06%;
(4) expected life of	0.33 year;	0.33 year;
(5) fair value of the Company’s common stock of	$12 per share.	$38 per share.

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

NOTE 4: PREPAID EXPENSES

The Company has available to its credit through certain trade organizations as a result of barter transactions for services. These amounts are available for use with certain vendors and establishments who are part of the same trade organization. These balances do not represent cash available to the Company, and as such are recorded as the prepaid expenses account as incurred.

As of June 30, 2022 and December 31, 2021, the available barter credit balances were $23,064 and $22,888, respectively.

As of both June 30, 2022 and December 31, 2021, this account also includes prepaid expense for legal expenses amounting to $5,000.

NOTE 5: RELATED PARTY TRANSACTIONS AND BALANCES

An officer of the Company agreed to defer portions of his salaries annually since inception.  The balances due under this arrangement were $788,674 and $668,294 as of June 30, 2022 and December 31, 2021, respectively. This balance has no formal repayment terms or interest.

The same officer of the Company advances funds to the Company and receives repayments on such advances throughout the year in the form of allowing Company use of personal credit cards.  The balances due under this arrangement as of June 30, 2022 and December 31, 2021 were $28,219 and $6,817, respectively.

NOTE 6: BRIDGE LOAN FROM AFFILIATES

As of June 30, 2022 and December 31, 2021, the Company has received advances totaling $1,950,193 and $1,875,436, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties.

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

As of June 30, 2022 and December 31, 2021, the Company had 23,091 and 23,091 shares of its Common Stock issued and outstanding, 635,000 and 635,000 shares of its Series A Convertible Preferred Stock issued and outstanding, 0 and 0 shares of its Series B Convertible Preferred Stock issued and outstanding, 1 and 1 share of its Series C Super-Voting Preferred Stock issued and outstanding, and 1,000 and 1,000 shares of its Series D Senior Convertible Preferred Stock issued and outstanding, all respectively.

Description of Preferred Stock:

Series A Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company has 635,000 and 635,000, respectively, shares of Preferred Stock designated as Series A Preferred Stock with the following characteristics:

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

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

GULF WEST SECURITY NETWORK, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) As of June 30, 2022 and December 31, 2021 and for the six months ended June 30, 2022 and 2021

NOTE 9: WESTECH MERGER

On December 21, 2020, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Westech Security and Investigations, Inc. (“Westech”) and Josephine Brown (“Brown”), the sole shareholder and owner of Westech. Pursuant to the terms of the share purchase agreement, the sole shareholder of Westech will sell all her shares to the Company in exchange for approximately 66% of the Company’s issued and outstanding shares of common stock (the “Sale”), to become effective at such time as the articles of merger have been filed.  The remaining 34% of the Company’s issued and outstanding shares of common Stock shall consist of presently issued and outstanding shares of common Stock of the Company and the following to be issued in the form of Company’s Series E Preferred Stock, convertible into one share of Company’s common Stock, and shall consist of: (i) an exchange of all outstanding preferred stock of the Company, (ii) an exchange of all outstanding loans to the Company which shall either be satisfied or shall convert to Series E Preferred Stock immediately following the closing of the sale so that there are no outstanding loans to the Company at closing of the sale, (iii) a bridge loan of $500,000 previously made to Westech, which shall convert to Series E Preferred Stock immediately following the closing of the sale and (iv) an investment of $750,000 into the Company at closing of the sale.  In connection with the additional $1,250,000, the Company shall issue 1,250,000 shares of Series E Preferred Stock.  Furthermore, subject to the approval of Company’s shareholder and subject to discretion of the Board of Directors of the Company, the Company will change its name to “Westech Security and Investigation, Inc”, increase the number of shares of authorized preferred stock so it has sufficient amount of preferred stock to undertake the transactions contemplated by the sale; and undertake a 1-for-187 reverse stock split of its shares of common stock.  Subsequent to the period ended June 30, 2022, the Company is still in the process of completing this merger transaction.

On August 19, 2022, the Company entered into a Termination Agreement (the “Termination Agreement”) with Westech and Brown to terminate the Share Purchase Agreement, Pursuant to the Termination Agreement, the Company, Westech and Brown have terminated the Share Purchase Agreement on August 19, 2022 and released each other from certain claims related to or arising out of the Share Purchase Agreement.

NOTE 10: SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022 up through the date of the these condensed consolidated financial statements.

On August 19, 2022, the Company entered into a Termination Agreement (the “Termination Agreement”) with Westech Security and Investigations, Inc. (“Westech”) and Josephine Brown (“Brown”), the sole shareholder and owner of Westech, to terminate the Share Purchase Agreement, dated December 21, 2020 (the “Share Purchase Agreement Agreement”), by and among the Company, Westech and Brown. Pursuant to the Termination Agreement, the Company, Westech and Brown have terminated the Share Purchase Agreement on August 19, 2022 and released each other from certain claims related to or arising out of the Share Purchase Agreement.

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

Merger

On December 21, 2020, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Westech Security and Investigations, Inc. (“Westech”) and Josephine Brown (“Brown”), the sole shareholder and owner of Westech.  Pursuant to the terms of the Share Purchase Agreement, the sole shareholder of Westech will sell all her shares to the Company in exchange for approximately 66% of the Company’s issued and outstanding shares of common stock (the “Sale”), to become effective at such time as the articles of merger have been filed. The remaining 34% of the Company’s issued and outstanding shares of common Stock shall consist of presently issued and outstanding shares of common Stock of the Company and the following to be issued in the form of Company’s Series E Preferred Stock, convertible into one share of Company’s common Stock, and shall consist of: (i) an exchange of all outstanding preferred stock of the Company, (ii) an exchange of all outstanding loans to the Company which shall either be satisfied or shall convert to Series E Preferred Stock immediately following the closing of the sale so that there are no outstanding loans to the Company at closing of the sale, (iii) a bridge loan of $500,000 previously made to Westech, which shall convert to Series E Preferred Stock immediately following the closing of the sale and (iv) an investment of $750,000 into the Company at closing of the sale. In connection with the additional $1,250,000, the Company shall issue 1,250,000 shares of Series E Preferred Stock. Furthermore, subject to the approval of Company’s shareholder and subject to discretion of the Board of Directors of the Company, the Company will change its name to “Westech Security and Investigation, Inc”, increase the number of shares of authorized preferred stock so it has sufficient amount of preferred stock to undertake the transactions contemplated by the sale; and undertake a 1-for-187 reverse stock split of its shares of common stock. Subsequent to the period ended December 31, 2021, the Company is still in the process of completing this merger transaction.

On August 19, 2022, the Company entered into a Termination Agreement (the “Termination Agreement”) with Westech Security and Investigations, Inc. (“Westech”) and Josephine Brown (“Brown”), the sole shareholder and owner of Westech, to terminate the Share Purchase Agreement, dated December 21, 2020 (the “Share Purchase Agreement Agreement”), by and among the Company, Westech and Brown. Pursuant to the Termination Agreement, the Company, Westech and Brown the Company, Westech and Brown have terminated the Share Purchase Agreement on August 19, 2022 and released each other from certain claims related to or arising out of the Share Purchase Agreement.

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

Results of Operations

Three months ended June 30, 2022 and 2021

We had revenue of $3,006 for the three months ended June 30, 2022, as compared to $2,757 for the three months ended June 30, 2021, a minimal increase of $249.

Cost of Revenue

Cost of revenue sold for the three months ended June 30, 2022 was $1,071, as compared to $1,026 for the three months ended June 30, 2021.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2022 were $98,581, a minimal increase of $1,094, or 1.1%, compared to $97,487 for the three months ended June 30, 2021.

Loss from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded income of $14,714, primarily due to a change in the fair value of a derivative liability for the three months ended June 30, 2022.

Net loss

As a result of the foregoing, for the three months ended June 30, 2022, we recorded a net loss of $85,349 compared to a net loss of $66,446 for the three months ended June 30, 2021.

Six months ended June 30, 2022 and 2021

We had revenue of $4,873 for the six months ended June 30, 2022, as compared to $5,298 for the six months ended June 30, 2021, a minimal decrease of $425 or 8.4%. The decrease in revenue was due to a lesser concentration on new alarm system sales and installations, with our focus moving more toward alarm system monitoring and the corresponding recurring monthly revenue (RMR) that is associated with monitoring services.

Cost of Revenue

Cost of revenue sold for the six months ended June 30, 2022 was $2,563, as compared to $2,012 for the six months ended June 30, 2021.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2022 were $200,919, a minimal decrease of $7,242, or 3.5%, compared to $208,161 for the six months ended June 30, 2021.

Loss from discontinued operations

Subsequent to the Merger, management decided to discontinue the activities of NuLife. As a result, we recorded income of $78,837 primarily due to a change in the fair value of a derivative liability for the six months ended June 30, 2022.

Net loss

As a result of the foregoing, for the six months ended June 30, 2022, we recorded a net loss of $63,433 compared to a net loss of 205,029 for the six months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, the Company had $38,033 cash. The Company has limited commercial experience and had a net loss from continuing operations of $142,270 for the six months ended June 30, 2022, and an accumulated deficit of $3,434,764, and a working capital deficit of $3,072,302 at June 30, 2022. The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying condensed consolidated financial statements for the six months ended June 30, 2022, have been prepared assuming the Company will continue as a going concern.

We do not believe that we have enough cash on hand to operate of business during the next 12 months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products. To date, the Company has financed its operation primarily from advances from its affiliates. As of June 30, 2022 and December 31, 2021, the Company has received advances totaling $1,950,193 and $1,875,436, respectively, from its affiliates. The formal structure and payment terms of these advances have not yet been determined by the Company and the third parties. We do not have verbal or formal contracts with our affiliates obligating them to loan funds to us.

We may seek to raise additional funding that we require in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our operations. We currently do not have any agreements or arrangements in place for any future financing.

Operating Activities

During the six months ended June 30, 2022, we used $14,014 of cash in operating activities primarily as a result of our loss of $63,433 from operations, offset by net changes in working capital items of operating assets and liabilities of $58,626.

During the six months ended June 30, 2021, we used $97,476 of cash in operating activities primarily as a result of our loss of $205,029 from operations, offset by net changes in working capital items of operating assets and liabilities of $113,050.

Financing Activities

During the six months ended June 30, 2022, financing activities provided $74,757 in proceeds from a bridge loan and provided $21,401 in advances from related party.

During the six months ended June 30, 2021, financing activities provided $90,500 in proceeds from a bridge loan and provided $1,408 in advances from related party.

Off-Balance Sheet Transactions

At June 30, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1 *	Rule 13a14(a)/15d-14(a) Certification of Principal Executive Officer
31.2 *	Rule 13a14(a)/15d-14(a) Certification of Principal Financial Officer
32.1 *	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer
32.2	Section 1350 Certification of Principal Executive Officer/Principal Financial Officer
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GULF WEST SECURITY NETWORK INC.

Date: August 22, 2022	By:	/s/ Louis J. Resweber
Louis J. Resweber
President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

